Form 10-Q
period 1996-03-31
PRICE REIT INC
filed 1996-05-10
CIK 878031

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to

Commission file number                          0-19628
                                                -------

                         The Price REIT, Inc.
                         --------------------
         (Exact name of Registrant as specified in its Charter)

          Maryland                                 52-1746059
         ---------                                 -----------
(State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation)


7979 Ivanhoe Avenue, La Jolla, California                92037
- - -----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)


                             (619)551-2320
                             -------------
             (Registrant's telephone number, including area code)

                                  N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES X    NO
     ---      ---

Number of shares of the Registrant's common stock outstanding at March 31, 1996:

              Common Stock                     8,313,438
              Series A Common Stock               38,266
                                               ---------
              Total                            8,351,704
                                               =========













                         THE PRICE REIT, INC.
                              Form 10-Q

                                Index

PART I - FINANCIAL INFORMATION
PAGE

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets of The Price REIT, Inc. as of March 31, 1996 and December 31, 1995
3

             Condensed Consolidated Statements of Income of The Price REIT, Inc. for the three months ended March 31, 1996 and March 31, 1995
4

             Condensed Consolidated Statements of Cash Flows of
             The Price REIT, Inc. for the three months ended March 31, 1996 and March 31, 1995
5

             Notes to Condensed Consolidated Financial Statements         6-
9

    Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10-
13

PART II - OTHER INFORMATION

    Item 1:  Legal Proceedings
14

    Item 6:  Exhibits and Reports on Form 8-K
14

    Signatures
15

    Independent Accountants' Review Report
16




















PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- - -----------------------------

                         The Price REIT, Inc.
                Condensed Consolidated Balance Sheets

                                                   (Unaudited)
                                                    March 31,     December
31,
                                                      1996            1995
                                                   -----------     --------
- - ---
                                                           (In Thousands)
ASSETS
  Rental property, net                               $349,889
$351,585
  Investment in joint venture                          17,653
17,568
  Cash and cash equivalents                             2,318
1,241
  Deferred rent receivable                              6,782
6,219
  Rent receivable and other assets                      6,189
5,431
  Investment in Development Company                       434
434
                                                   -----------     --------
- - ---
  Total assets                                       $383,265
$382,478
                                                   ===========
===========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                692
1,459
  Security deposits                                       537
548
  Accrued interest payable                              3,213
1,401
  Senior Notes payable                                 99,117
99,082
  Unsecured line of credit                             56,000
56,000
  Secured note payable                                  2,750
2,750
                                                   -----------     --------
- - ---
  Total liabilities                                   162,309
161,240

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
 authorized, no shares issued or outstanding               -
- - -
Common stock, $.01 par value; 25,000,000 shares
 authorized:
  Series A Common Stock,
    44,986 shares designated,
    38,266 and 44,546 shares issued and outstanding,
    convertible 1 for 1 to Common Stock                     1
1
  Common Stock,
    10,000,000 shares designated,
    8,313,438 and 8,256,302 shares issued and
    outstanding                                            83
82
Additional paid-in capital                            237,864
236,365
Accumulated deficit                                   (16,992)
(15,210)
                                                   -----------     --------
- - ---
Total stockholders' equity                            220,956
221,238
                                                   -----------     --------
- - ---
Total liabilities and stockholders' equity           $383,265
$382,478
                                                   ===========
===========

See accompanying notes.

                         The Price REIT, Inc.
              Condensed Consolidated Statements of Income
                             (Unaudited)

                                                      Three months ended
                                                            March 31,
                                                      1996            1995
                                                   -----------     --------
- - ---
                                                       (In Thousands,
except
                                                        per share amounts)
REVENUE
  Rental income                                       $12,650
$9,733
  Management fees                                         276
250
  Equity in earnings of joint venture                     396
324
  Interest and other income                               108
59
                                                   -----------     --------
- - ---
  Total revenue                                        13,430
10,366
                                                   -----------     --------
- - ---

EXPENSES
  Rental operations, maintenance and
   management                                           1,427
752
  Real estate taxes                                     1,232
961
  General and administrative                              838
784
  Depreciation                                          2,895
2,330
  Interest                                              2,980
1,531
                                                   -----------     --------
- - ---
  Total expenses                                        9,372
6,358
                                                   -----------     --------
- - ---

NET INCOME                                             $4,058
$4,008
                                                   ===========
===========

PER SHARE DATA

  Net income per share                                  $0.49
$0.49
                                                        -----           ---
- - --

  Dividends paid per share
    Series A Common Stock                               $0.67
$0.63
                                                        -----           ---
- - --
    Common Stock                                        $0.70
$0.66
                                                        -----           ---
- - --

  Weighted average number of shares
      outstanding                                       8,316
8,217
                                                        -----           ---
- - --




See accompanying notes.





                         The Price REIT, Inc.
           Condensed Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1996 and 1995
                             (Unaudited)

                                                      1996            1995
                                                   -----------     --------
- - ---
                                                          (In Thousands)
OPERATING ACTIVITIES
Net Income                                             $4,058
$4,008
Adjustments to reconcile net income to net cash
provided by operating activities
  Depreciation                                          2,895
2,287
  Amortization of deferred loan fees                      131
43
  Amortization of debt discount                            35             -
  Equity in earnings of joint venture                    (396)
(324)
  Deferred rent                                          (563)
(459)
  Changes in operating assets and liabilities:
  Increase in rent receivable and other assets           (922)
(612)
  Decrease in accounts payable and accrued liabilities   (767)
(110)
  Decrease in security deposits                           (11)
(4)
  Increase (decrease) in interest payable               1,812
(22)
                                                   -----------     --------
- - ---
Net cash provided by operating activities               6,272
4,807

INVESTING ACTIVITIES
Additions to rental property                           (1,144)
(2,606)
Investment in joint venture                              (176)
(331)
Distributions from joint venture                          465
385
                                                   -----------     --------
- - ---
Net cash used in investing activities                    (855)
(2,552)

FINANCING ACTIVITIES
Proceeds from unsecured line of credit                    -
4,000
Repayment of unsecured line of credit                     -
(3,000)
Proceeds from issuance of Common Stock                  1,280
48
Dividends paid, net of dividends reinvested            (5,620)
(4,734)
                                                   -----------     --------
- - ---
Net cash used in financing activities                  (4,340)
(3,686)
                                                   -----------     --------
- - ---

Increase (decrease) in cash and cash equivalents        1,077
(1,431)
Cash and cash equivalents at beginning of the year      1,241
2,093
                                                   -----------     --------
- - ---
Cash and cash equivalents at end of year               $2,318
$662
                                                   ===========
===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest               $1,059
$1,668
                                                   ===========
===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Additional Common Stock issued in accordance
with the dividend reinvestment plan                      $219
$686
                                                   ===========
===========

See accompanying notes.

                             The Price REIT, Inc.

               Notes to Condensed Consolidated Financial Statements
                                March 31, 1996
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") for the three months ended March 31, 1996 and the unaudited condensed consolidated financial statements for the three months ended March 31, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expenses during the reporting period. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.

NOTE 2 - PROPERTY ACQUISITIONS

PURCHASE OF SHOPPING CENTERS

On November 17, 1995 the Company acquired a 426,097 square foot shopping center located in Webster, Texas (Houston area) for $25.7 million. As of March 31, 1996, the 40 acre shopping center ("the Center") was 100% leased. The Center's anchor tenants, which occupy approximately 345,000 square feet of space, include Bed, Bath & Beyond, Best Buy, Builder's Square, Oshman's, Sears Homelife, Stein Mart and Sony Theatres. The Company financed this acquisition with borrowings of $18 million under its unsecured credit line and $7.7 million of operating cash.

The Company also entered into an agreement to purchase from another party, at a cost of $1.25 million, a 9.7 acre parcel of undeveloped land that is adjacent to the center. The Company intends to use such land for center expansion and development for new tenants. The acquisition of this undeveloped land parcel was completed on January 29, 1996. The Company financed this acquisition with operating cash.

On December 27, 1995, the Company acquired a 278,825 square foot shopping center located in La Mirada, California for $25.8 million. As of March 31, 1996, the 31 acre shopping center was 93.4% leased and was anchored the by the U.S. Post Office, Toys "R" Us, L.A. Fitness, Krikorian Theatres, Sav-on Drugs, Petco and Chuck E. Cheese which, in aggregate, occupy approximately 164,400 square feet of space. The shopping center also includes a Lucky Supermarket and a La Mirada Theatre Center (a local performing arts theater) which are separately owned. The Company financed this acquisition entirely with borrowings under its unsecured credit line.

On December 29, 1995, the Company acquired a 171,850 square foot shopping center located in Oxnard, California for $10.3 million. As of March 31, 1996, the 14-acre shopping center was 100% leased and was anchored by Target, Ralph's (Food-4-Less) and Family Fitness which occupy 100% of the leasable area. The Company financed this acquisition with borrowings of $7 million under its unsecured credit line and $3.3 million of operating cash.

JOINT VENTURE ACQUISITIONS

On December 28, 1995 Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired from Suncor Development ("Suncor") an 85,000 square foot existing shopping center in Glendale (Talavi), Arizona and a parcel of vacant land for future development in Goodyear, Arizona. Suncor, which also owns a 50% interest in the Joint Venture, was previously the sole owner of both the properties sold to the Joint Venture. The existing 12 acre shopping center containing 85,000 square feet in Glendale, Arizona ("the Center") was purchased for $6.7 million. As of December 31, 1995 the Center was 100% leased. The Center's anchor tenants, which occupy approximately 58,000 square feet of space, include Sears Homelife and Michael's. The Center is also anchored by Walmart and Sports and Recreation which own their own respective parcels. The Center has two future development pads, of which one was recently leased to Tutor Time Child Care Systems, Inc. A built-to-suit 9,000 square foot building will be constructed and operational by early 1997. The remaining vacant pad which can be facilitated up to 10,000 square feet of space is currently being marketed to prospective tenants. The vacant land parcel, consisting of approximately 40 acres, is located in Goodyear, Arizona, and was acquired for approximately $4.2 million. The Joint Venture plans to develop the parcel into a 370,000 square foot retail power center within the next two years.

The Joint Venture's combined cost of these two acquisitions totaling approximately $11 million was financed by the proceeds of a $10.5 million secured credit line obtained from Wells Fargo Bank ("Wells Fargo Line") and capital contributions of approximately $210,000 from the Company and $210,000 from Suncor. The Wells Fargo Line is secured by the first phase of the Tempe, Arizona power center which contains 236,000 square feet and is owned by the Joint Venture. The interest on the Wells Fargo Line is payable monthly and is based on the London Interbank Offered Rate ("LIBOR") plus 150 basis points ("the Margin"). The Joint Venture may elect to fix the interest rate for periods of one month or multiples of one month up to a maximum of one year at the corresponding LIBOR rate plus the Margin. The Wells Fargo Line matures on December 27, 1997. The Joint Venture anticipates that construction and development costs to complete the Goodyear and Glendale properties will be financed by a secured line of credit similar to the Wells Fargo Line or an expansion of the existing loan which will be secured by the second phase of the Tempe, Arizona power center. The operations of the Joint Venture are accounted for under the equity method of accounting.

KING KULLEN JOINT VENTURE

K & F Development Company (the "Development Company"), an affiliate company of which the Company owns 100% of the outstanding preferred stock, has formed a joint venture with King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain, to develop a power center in the Commack area of Long Island, New York. It is anticipated that the power center will contain an aggregate of 260,000 leasable square feet of space and will include a 60,000 square foot King Kullen supermarket and several other retail anchor tenants. The Development Company will hold an ownership interest of approximately 80% in the joint venture and King Kullen will hold the remaining interest of approximately 20%. The property is subject to an 89 year ground lease. The development was rezoned in February 1996 and is subject to site plan approval contingencies. When such development contingencies are satisfied, the Company will purchase the Development Company's approximate 80% interest in the joint venture. If such contingencies are satisfied, the Company anticipates that construction on this property will commence in the summer of 1996 and that its approximate 80% share of construction and development costs will be funded by borrowings under the Company's unsecured line of credit, operating funds to the extent such funds are available, and joint venture financing.



PURCHASE OF PRICE CLUB LEASE

The Company entered into an agreement with Price/Costco, Inc. ("Price/Costco") and Home Depot to buy out the remaining term of the Price Club warehouse lease in Copiague, New York, and then re-lease the facility to Home Depot at a higher monthly rate. Price/Costco vacated the premises in December 1994 and Home Depot completed construction of the tenant improvements in April 1995. The Company has paid Price/Costco the sum of $1,220,231 pursuant to the agreement.


NOTE 3 - NOTE PAYABLE

SECURED NOTE PAYABLE

The secured note payable bears interest at 6.25% per annum and is secured by the shopping center in North Phoenix, Arizona. The note provides for monthly payments of interest only with all principal due in December 1996.

SENIOR NOTES PAYABLE

On August 15, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for up to $175 million of debt securities, preferred stock, common stock and warrants.

On November 1, 1995, the Company completed an underwritten public offering (the "Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25%. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the Offering to repay indebtedness then outstanding under the Company's unsecured line of credit (the "Line of Credit") and the remaining net proceeds were used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 1 and November 1 of each year until the maturity date of November 1, 2000 at which time the aggregate principal is due.

UNSECURED LINE OF CREDIT

On November 1, 1995, the Company modified its $100 million Line of Credit, substituting one of the three banks in the original lending group with Morgan Guaranty Trust Company of New York as lead agent. Concurrent with completion of the Offering and the repayment of the Line of Credit, certain other modifications were made to the Line of Credit including, among other things, (i) incorporation of certain additional financial covenants and conditions into the loan agreement and documentation, (ii) a reduction of the initial borrowing capacity to $75 million, (iii) a modification of the interest rate payable on borrowings outstanding to LIBOR plus 1.4% and (iv) an extension of the initial maturity to October 1997, with an option to extend for an additional year upon satisfaction of certain conditions.

The effective rates of interest at March 31, 1996 of the various borrowings under the Line of Credit ranged from 6.8375% to 7.15%. Interest on the outstanding balance of the Line of Credit is payable quarterly.

The agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of .25% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through its $75 million Line of Credit. During the first quarter of 1996, there were no additional borrowings under the Line of Credit. At March 31, 1996, the outstanding balance of the borrowing under the Line of Credit amounted to $56 million.

NOTE 4 - NET INCOME PER SHARE

Net income per share was calculated by dividing net income by the weighted average number of shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive to the earnings per share computation.

NOTE 5 - SUBSEQUENT EVENTS

On April 23, 1996, the Company entered into an agreement to form a partnership ("the Partnership") with Kimco Realty Corporation ("Kimco"), a major New York-based retail real estate investment trust, to purchase a shopping center in Phoenix, Arizona at a cost of approximately $3,490,000. The acquisition was completed by the Partnership on May 3, 1996. The 13 acre shopping center has approximately 190,625 square feet of leasable area. As of March 31, 1996, the shopping center was 91.6% leased and is anchored by Home Depot. The Company holds a 50% interest in the Partnership and Kimco holds the remaining 50% interest. The Partnership intends to renovate the shopping center and continue leasing the vacant space. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the unsecured line of credit and $750,000 of existing cash.









































Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
- - ---------------------------------------------------------------------------
- - --------Operations
- - ----------

RESULTS OF OPERATIONS

On November 17, 1995, the Company acquired a 426,097 square foot shopping center located in Webster, Texas (Houston area) for $25.7 million. The Company financed this acquisition with borrowings of $18 million under its unsecured credit line and $7.7 million of operating cash.

On December 27, 1995, the Company acquired a 278,825 square foot shopping center located in La Mirada, California for $25.8 million. The Company financed this acquisition entirely with borrowings under its unsecured credit line.

On December 28, 1995, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired from Suncor Development ("Suncor") an 85,000 square foot existing shopping center in Glendale (Talavi), Arizona and a parcel of vacant land for future development in Goodyear, Arizona.

The Joint Venture's combined cost of these two acquisitions totaling approximately $11 million was financed by the proceeds of a $10.5 million secured credit line obtained from Wells Fargo Bank and capital contributions of approximately $210,000 from the Company and $210,000 from Suncor. The operations of the Joint Venture are accounted for under the equity method of accounting.

On December 29, 1995, the Company acquired a 171,850 square foot shopping center located in Oxnard, California for $10.3 million. The Company financed this acquisition with borrowings of $7 million under its unsecured credit line and $3.3 million of operating cash.

COMPARISON OF THE QUARTER ENDED MARCH 31, 1996 TO THE QUARTER ENDED MARCH
31, 1995

The results of operations of the Company for the three months ended March 31, 1996, as compared to the same period for 1995 are significantly different due to the acquisitions discussed above.

Rental income increased from $9,733,000 for the quarter ended March 31, 1995 to $12,650,000 for the same period in 1996. An increase of $2,263,000 was attributable to new rental revenue from properties acquired in the last quarter of 1995. The remaining $654,000 increase was due to additional rents generated from retenanting and expansion of existing properties and higher occupancy rates and base rent increases and common area maintenance reimbursements for the thirteen properties which were owned by the Company during all of 1995 and the first quarter of 1996.

Management fee income from third party contracts increased from $250,000 for the quarter ended March 31, 1995 to $276,000 for the same period in 1996. Management fee income reflects fees generated from the Company's management of Price Enterprises, Inc.'s existing shopping centers and certain other properties owned by third parties. The increase in management fee income for the quarter ended March 31, 1996 was primarily the result of the addition of tenants to properties managed by the Company, which generated additional management fee income for the Company.

Equity in earnings of joint venture for the quarter ended March 31, 1996 reflects the Company's share of earnings from the Centrepoint Associates joint venture in which it holds a 50% general partnership interest. The equity in earnings of joint venture amount increased from $324,000 for the quarter ended March 31, 1995 to $396,000 for the same period in 1996 due to additional earnings generated by the Glendale (Talavi), Arizona center acquired in the fourth quarter of 1995 to the extent that earnings of the Glendale center exceeded the related debt servicing costs and due to increased occupancy at the first phase of the Tempe, Arizona power center.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $1,713,000 for the quarter ended March 31, 1995 to $2,659,000 for the same period in 1996. Approximately $485,000 of this increase was attributable to properties acquired in the fourth quarter of 1995. The expenses for the quarter ended March 31, 1996 also included a charge of $270,000 for an increase in the reserve for doubtful accounts receivable. The remainder of the increase was attributable to higher snow removal costs arising from the weather conditions for the east coast properties.

Depreciation expense increased from $2,330,000 for the quarter ended March 31, 1995 to $2,895,000 for the same period in 1996. Approximately $397,000 of the increase was attributable to the properties acquired in the fourth quarter of 1995. The remainder of the increase was the result of additional depreciation on new construction on existing properties that was completed in 1995.

Interest expense increased from $1,531,000 for the quarter ended March 31, 1995 to $2,980,000 for the same period in 1996. This increase was mainly attributable to the Company's outstanding indebtedness during the quarter ended March 31, 1996 which was approximately $70 million greater than the amount of outstanding indebtedness during the same period in 1995. During 1995, the Company increased its outstanding indebtedness in order to finance the majority of the Company's 1995 acquisitions and certain ongoing construction and development projects. The remainder of the increased interest expense was attributable to the amortization of the note discount and other costs of the issuance in November 1995 of the Company's Senior Notes which are reflected as interest expense.

CAPITAL RESOURCES AND LIQUIDITY

The Company's principal source of funding for the acquisition, development, expansion and renovation of properties are an unsecured line of credit, a secured note, public equity financing, public unsecured debt financing and cash flow from operations.

The Company believes that its cash flow from operations after interest for 1996 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock and Series A Common Stock. The Company declared dividends in the aggregate amount of $5,839,000 during the three months ended March 31, 1996, of which $219,000 was reinvested into Common Stock by stockholders.

In December 1994, as part of the North Phoenix acquisition, the Company obtained a note payable secured by the shopping center in the amount of $2,750,000. The note bears interest at 6.25% per annum with monthly payments of interest only and all principal due in December 1996.

On August 15, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for up to $175 million of debt securities, preferred stock, common stock and warrants.

On November 1, 1995, the Company completed an underwritten public offering (the "Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25%. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the Offering to repay indebtedness then outstanding under the Company's unsecured line of credit (the "Line of Credit") and the remaining net proceeds were used for general corporate purposes.

On November 1, 1995, the Company modified it's $100 million Line of Credit, substituting one of the three banks in the original lending group with Morgan Guaranty Trust Company of New York as lead agent. Concurrent with completion of the Offering and the repayment of the Line of Credit, certain other modifications were made to the Line of Credit including, among other things, (i) incorporation of certain additional financial covenants and conditions into the loan agreement and documentation, (ii) a reduction of the initial borrowing capacity to $75 million, (iii) a modification of the interest rate payable on borrowings outstanding to LIBOR plus 1.4% and (iv) an extension of the initial maturity to October 1997, with an option to extend for an additional year upon satisfaction of certain conditions.

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of .25% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. During the first quarter of 1996, there were no additional borrowings under the Line of Credit. At March 31, 1996, the outstanding balance of the borrowing under the Line of Credit amounted to $56 million.

Interest on borrowings under the Line of Credit is at a rate of LIBOR plus 1.4%. Interest on the outstanding balance is payable quarterly. The interest rates of the various borrowings under the Line of Credit have decreased from a range of 7.4250% to 7.8125% at March 31, 1995 to a range of 6.8375% to 7.15% at March 31, 1996 as a result of decreases to the base rate indicator (LIBOR). Capitalized interest costs for the quarter ended March 31, 1996 was $56,000.

In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financings. The Company anticipates that its liquidity and capital resources will be adequate to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in accordance with Company requirements.

FUNDS FROM OPERATION

Most industry analysts and equity REITs, including the Company, consider funds from operation ("FFO") an appropriate supplemental measure of operating performance of an equity REIT. In general, FFO adjusts the net income for non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains or losses. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

In 1995, the National Associates of Real Estate Investment Trusts
("NAREIT") established new guidelines clarifying its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996.

The Company is including it's FFO computation in this report as defined by and in accordance with the recommendation of the NAREIT.

The following table sets forth the Company's calculation of FFO for the first quarter of 1996 based on the new NAREIT definition. The table also sets forth a calculation of FFO for the first quarter of 1995, which has been modified to conform to the new NAREIT definition.







                                                       Three months ended
                                                           March 31
                                                         (Unaudited)
                                                    1996             1995
                                                   -------          -------
                                                        (In Thousands)
Net income                                         $ 4,058          $ 4,008
Depreciation                                         2,895            2,330
Joint Venture FFO adjustment                           112              100
                                                   -------          -------
Funds from operations                              $ 7,065          $ 6,438
                                                   =======          =======

Weighted average numbers of shares of
  common stock outstanding                           8,316            8,217


Prior to the Company's adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for deferred rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $579,000 and $490,000, which includes the deferred rent adjustments to the Joint Venture, for the three months periods ended March 31, 1996 and 1995, respectively.




































PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- - --------------------------

    The Price REIT, Inc. was not a party to any material legal proceedings during the period covered by this report or subsequently.

Item 5 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

    Exhibits
    --------
    4.3 Amended and Restated Credit Agreement, dated as of March 22, 1996 by and among
         The Price REIT, Inc. and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed therewith.

   12.1  Statement Re: Computation of Ratio of Earnings to Fixed Charges

   15.1  Letter Re: Unaudited Interim Financial Information

   27.1  Article 5 Financial Data Schedule

   Reports on Form 8-K
   -------------------
   Forms 8-K and 8-K/A were filed January 10, 1996 and March 8, 1996, respectively, reporting the acquisitions of the Baybrook Center, La Mirada Theatre Center, and Oxnard
   Center. The following financial statements were filed with the Form 8-K/A: combined statements of revenue over specific operating expenses, pro forma condensed balance sheet, and pro forma condensed statements of income.































                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Date:  May 10, 1996                                  /Joseph K.
Kornwasser/
                                                          Joseph K.
Kornwasser
                                                        Chief Executive
Officer,
                                                         President and
Director


    Date:  May 10, 1996                                   /George M. Jezek/
                                                           George M. Jezek
                                                        Chief Financial
Officer,
                                                     Secretary, Director
(Principal
                                                     Financial and Chief
Accounting
                                                                 Officer)







































                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------


The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Price REIT, Inc. as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Ernst & Young LLP
San Diego, California
April 19, 1996