Form 10-Q/A
period 1996-03-31
PRICE REIT INC
filed 1996-05-16
CIK 878031

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
                                                -------

                         The Price REIT, Inc.
                         --------------------
         (Exact name of Registrant as specified in its Charter)

          Maryland                                 52-1746059
         ---------                                 -----------
(State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation)


7979 Ivanhoe Avenue, La Jolla, California                92037
- -----------------------------------------              ----------
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
                                               =========











                         THE PRICE REIT, INC.
                              Form 10-Q

                                Index

PART I - FINANCIAL INFORMATION                                     PAGE

    Item 1: Financial Statements

      Condensed Consolidated Balance Sheets of The Price REIT,
      Inc. as of March 31, 1996 and December 31, 1995                3

      Condensed Consolidated Statements of Income of The Price
      REIT, Inc. for the three months ended March 31, 1996 and
      March 31, 1995                                                 4

      Condensed Consolidated Statements of Cash Flows of
      The Price REIT, Inc. for the three months ended March 31,
      1996 and March 31, 1995                                        5

      Notes to Condensed Consolidated Financial Statements        6-10

    Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 11-15

PART II - OTHER INFORMATION

    Item 1:  Legal Proceedings                                      16

    Item 6:  Exhibits and Reports on Form 8-K                       16

    Signatures                                                      17

    Independent Accountants' Review Report                          18














PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- -----------------------------

                         The Price REIT, Inc.
                Condensed Consolidated Balance Sheets

                                              (Unaudited)
                                               March 31,     December 31,
                                                 1996            1995
                                              -----------     -----------
                                                      (In Thousands)
ASSETS
  Rental property, net                          $349,889        $351,585
  Investment in joint venture                     17,653          17,568
  Cash and cash equivalents                        2,318           1,241
  Deferred rent receivable                         6,782           6,219
  Rent receivable and other assets                 6,189           5,431
  Investment in Development Company                  434             434
                                              -----------     -----------
  Total assets                                  $383,265        $382,478
                                              ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities           692           1,459
  Security deposits                                  537             548
  Accrued interest payable                         3,213           1,401
  Senior Notes payable                            99,117          99,082
  Unsecured line of credit                        56,000          56,000
  Secured note payable                             2,750           2,750
                                              -----------     -----------
  Total liabilities                              162,309         161,240

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
 authorized, no shares issued or outstanding          -               -
Common stock, $.01 par value; 25,000,000 shares
 authorized:
  Series A Common Stock,
    44,986 shares designated,
    38,266 and 44,546 shares issued and outstanding,
    convertible 1 for 1 to Common Stock                1               1
  Common Stock,
    10,000,000 shares designated,
    8,313,438 and 8,256,302 shares issued and
    outstanding                                       83              82
Additional paid-in capital                       237,864         236,365
Accumulated deficit                              (16,992)        (15,210)
                                              -----------     -----------
Total stockholders' equity                       220,956         221,238
                                              -----------     -----------
Total liabilities and stockholders' equity      $383,265        $382,478
                                              ===========     ===========

See accompanying notes.



                         The Price REIT, Inc.
              Condensed Consolidated Statements of Income
                             (Unaudited)

                                                 Three months ended
                                                       March 31,
                                                 1996            1995
                                              -----------     -----------
                                                 (In Thousands, except
                                                  per share amounts)
REVENUE
  Rental income                                  $12,650          $9,733
  Management fees                                    276             250
  Equity in earnings of joint venture                396             324
  Interest and other income                          108              59
                                              -----------     -----------
  Total revenue                                   13,430          10,366
                                              -----------     -----------

EXPENSES
  Rental operations, maintenance and
   management                                      1,427             752
  Real estate taxes                                1,232             961
  General and administrative                         838             784
  Depreciation                                     2,895           2,330
  Interest                                         2,980           1,531
                                              -----------     -----------
  Total expenses                                   9,372           6,358
                                              -----------     -----------
NET INCOME                                        $4,058          $4,008
                                              ===========     ===========

PER SHARE DATA

  Net income per share                             $0.49           $0.49
                                                   -----           -----

  Dividends paid per share
    Series A Common Stock                          $0.67           $0.63
                                                   -----           -----
    Common Stock                                   $0.70           $0.66
                                                   -----           -----

  Weighted average number of shares
      outstanding                                  8,316           8,217
                                                   -----           -----




See accompanying notes.





                         The Price REIT, Inc.
           Condensed Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1996 and 1995
                             (Unaudited)

                                                      1996       1995
                                                    --------   --------
                                                      (In Thousands)
OPERATING ACTIVITIES
Net Income                                           $4,058     $4,008
Adjustments to reconcile net income to net cash
provided by operating activities
  Depreciation                                        2,895      2,287
  Amortization of deferred loan fees                    131         43
  Amortization of debt discount                          35        -
  Equity in earnings of joint venture                  (396)      (324)
  Deferred rent                                        (563)      (459)
  Changes in operating assets and liabilities:
  Increase in rent receivable and other assets         (922)      (612)
  Decrease in accounts payable and accrued liabilities (767)      (110)
  Decrease in security deposits                         (11)        (4)
  Increase (decrease) in interest payable             1,812        (22)
                                                    --------   --------
Net cash provided by operating activities             6,272      4,807

INVESTING ACTIVITIES
Additions to rental property                         (1,144)    (2,606)
Investment in joint venture                            (176)      (331)
Distributions from joint venture                        465        385
                                                    --------   --------
Net cash used in investing activities                  (855)    (2,552)

FINANCING ACTIVITIES
Proceeds from unsecured line of credit                  -        4,000
Repayment of unsecured line of credit                   -       (3,000)
Proceeds from issuance of Common Stock                1,280         48
Dividends paid, net of dividends reinvested          (5,620)    (4,734)
                                                    --------   --------
Net cash used in financing activities                (4,340)    (3,686)
                                                    --------   --------

Increase (decrease) in cash and cash equivalents      1,077     (1,431)
Cash and cash equivalents at beginning of the year    1,241      2,093
                                                    --------   --------
Cash and cash equivalents at end of year             $2,318       $662
                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest             $1,059     $1,668
                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Additional Common Stock issued in accordance
with the dividend reinvestment plan                    $219       $686
                                                    ========   ========

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


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

    The Price REIT, Inc. was not a party to any material legal proceedings during the period covered by this report or subsequently.

Item 5 - Exhibits and Reports on Form 8-K
- -----------------------------------------

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


    Date:  May 13, 1996                        /Joseph K. Kornwasser/
                                                Joseph K. Kornwasser
                                              Chief Executive Officer,
                                               President and Director


    Date:  May 13, 1996                        /George M. Jezek/
                                                George M. Jezek
                                            Chief Financial Officer,
                                         Secretary, Director (Principal
                                         Financial and Chief Accounting
                                                    Officer)









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