Form 10-Q
period 1996-06-30
PRICE REIT INC
filed 1996-08-14
CIK 878031

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

Number of shares of the Registrant's common stock outstanding at June 30, 1996:
8,361,873.
- ---------


                    The Price REIT, Inc.
                         Form 10-Q

                           Index

PART I - FINANCIAL INFORMATION                               PAGE

Item 1: Financial Statements

    Condensed Consolidated Balance Sheets of The Price REIT,
    Inc. as of June 30, 1996 and December 31, 1995              4

    Condensed Consolidated Statements of Income of The Price
    REIT, Inc. for the three months and six months ended
    June 30, 1996 and June 30, 1995                             5

    Condensed Consolidated Statements of Cash Flows of
    The Price REIT, Inc. for the six months ended June 30,
    1996 and June 30, 1995                                      6

    Notes to Condensed Consolidated Financial Statements     7-12

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      13-20


PART II - OTHER INFORMATION

Item 2:  Changes in Securities                                 21

Item 4:  Submission of Matters to a Vote of Security Holders   21

Item 6:  Exhibits and Reports on Form 8-K                      22

Signatures                                                     24

Independent Accountants' Review Report                         25





PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- -----------------------------
                                The Price REIT, Inc.

                        Condensed Consolidated Balance Sheets

                                                       (Unaudited)
                                                         June 30,   December 31,
                                                           1996          1995
                                                         ---------    ---------
                                                             (In Thousands)
ASSETS
  Rental property, net                                   $348,081     $351,585
  Investment in joint venture-Centrepoint Associates       17,449       17,568
  Investment in joint venture-Hayden Plaza                  1,724            -
  Cash and cash equivalents                                   194        1,241
  Deferred rent receivable                                  7,397        6,219
  Rent receivable and other assets                          5,782        5,431
  Investment in Development Company                           434          434
                                                         ---------    ---------
  Total assets                                           $381,061     $382,478
                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable and accrued liabilities                    767        1,459
  Security deposits                                           548          548
  Accrued interest payable                                  1,279        1,401
  Senior Notes payable                                     99,158       99,082
  Unsecured line of credit                                 57,000       56,000
  Secured note payable                                      2,750        2,750
                                                         ---------    ---------
  Total liabilities                                       161,502      161,240

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, no shares issued or outstanding                   -            -
Common stock, $.01 par value, 25,000,000 shares
  authorized:
  Series A Common Stock, $.01 par value per share:
    44,986 shares designated,
    0 and 44,546 shares issued and outstanding,
    convertible 1 for 1 to Common Stock                         -            1
  Common Stock, $.01 par value per share:
    10,000,000 shares designated,
    8,361,873 and 8,256,302 shares issued and
    outstanding                                                84           82
Additional paid-in capital                                238,173      236,365
Accumulated deficit                                       (18,698)     (15,210)
                                                         ---------    ---------
Total stockholders' equity                                219,559      221,238
                                                         ---------    ---------
Total liabilities and stockholders' equity               $381,061     $382,478
                                                         =========    =========



See accompanying notes.




                                 The Price REIT, Inc.

                      Condensed Consolidated Statements of Income
                                     (Unaudited)



                                       Three months ended   Six months ended
                                           June 30,             June 30,
                                          1996     1995      1996     1995
                                        -------  -------   -------  -------
                                     (In Thousands, except per share amounts)
REVENUE
  Rental income                         $12,217   $9,525   $24,867  $19,406
  Management fees                           263      269       539      519
  Equity in earnings of joint venture-
    Centrepoint Associates                  297      487       694      811
  Equity in earnings of joint venture-
    Hayden Plaza                             45        -        45        -
  Interest and other income                  61      124       170      183
                                        -------  -------   -------  -------
  Total revenue                          12,883   10,405    26,315   20,919
                                        -------  -------   -------  -------

EXPENSES
  Rental operations, maintenance and
    management                              925      569     2,353    1,416
  Real estate taxes                       1,122      961     2,355    1,921
  General and administrative                823      770     1,661    1,554
  Depreciation                            2,897    2,384     5,792    4,724
  Interest                                2,981    1,630     5,961    3,205
                                        -------  -------   -------  -------
  Total expenses                          8,748    6,314    18,122   12,820
                                        -------  -------   -------  -------

NET INCOME                               $4,135   $4,091    $8,193   $8,099
                                        =======  =======   =======  =======

PER SHARE DATA

  Net income per share                    $0.50    $0.50     $0.98    $0.98
                                          -----    -----     -----    -----

  Dividends paid per share                $0.70    $0.66     $1.40    $1.32
                                          -----    -----     -----    -----
  Weighted average number of shares
    outstanding                           8,353    8,244     8,334    8,231
                                          -----    -----     -----    -----


See accompanying notes.




                                 The Price REIT, Inc.

                   Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 1996 and 1995
                                     (Unaudited)

                                                           1996      1995
                                                         --------  --------
                                                           (In Thousands)
OPERATING ACTIVITIES
Net income                                                $8,193    $8,099
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                             5,792     4,724
  Amortization of deferred loan fees                         263        97
  Amortization of debt discount                               76        -
  Equity in earnings of joint venture-Centrepoint Assoc.    (694)     (811)
  Equity in earnings of joint venture-Hayden Plaza           (45)       -
  Deferred rent                                           (1,178)     (918)
  Changes in operating assets and liabilities:
  Increase in rent receivable and other assets              (689)     (344)
  (Decrease) increase in accounts payable and
    accrued liabilities                                     (692)      280
  Increase in security deposits                               -          3
  Decrease in interest payable                              (122)      (37)
                                                         --------  --------
Net cash provided by operating activities                 10,904    11,093

INVESTING ACTIVITIES
Additions to rental property                              (2,179)   (8,159)
Investment in joint venture-Centrepoint Associates          (206)   (1,041)
Distributions from joint venture-Centrepoint Assoc.          985       850
Investment in joint venture-Hayden Plaza                  (1,729)       -
Distributions from joint venture-Hayden Plaza                 50        -
                                                         --------  --------
Net cash used in investing activities                     (3,079)   (8,350)

FINANCING ACTIVITIES
Proceeds from unsecured line of credit                     3,000     9,000
Repayment of unsecured line of credit                     (2,000)   (3,000)
Proceeds from issuance of Common Stock                     1,363       801
Dividends paid, net of dividends reinvested              (11,235)  (10,019)
                                                         --------  --------
Net cash used in financing activities                     (8,872)   (3,218)
                                                         --------  --------

Decrease in cash and cash equivalents                     (1,047)     (475)
Cash and cash equivalents at beginning of the period       1,241     2,093
                                                         --------  --------
Cash and cash equivalents at end of period                  $194    $1,618
                                                         ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                  $5,850    $3,132
                                                         ========  ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Additional Common Stock issued in accordance with
the dividend reinvestment plan                              $445      $834
                                                         ========  ========

See accompanying notes.



                    The Price REIT, Inc.

    Notes to Condensed Consolidated Financial Statements
                        June 30, 1996
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") for the six months ended June 30, 1996 and the unaudited condensed consolidated financial statements for the six months ended June 30, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE 2 - PROPERTY ACQUISITIONS

PURCHASE OF SHOPPING CENTERS

On November 17, 1995, the Company acquired a 426,097 square foot shopping center located in Webster, Texas (Houston area) for $25.7 million. As of June 30, 1996, the 40 acre shopping center (the "Center") was 100% leased. The Center's anchor tenants, which occupy approximately 345,000 square feet of space, include Bed, Bath & Beyond, Best Buy, Builder's Square, Oshman's, Sears Homelife, Stein Mart and Sony Theatres. The Company financed this acquisition with borrowings of $18 million under its unsecured line of credit ("Line of Credit") and $7.7 million of operating cash.

The Company also entered into an agreement to purchase from another party, at a cost of $1.25 million, a 9.7 acre parcel of undeveloped land that is adjacent to the Center. The Company intends to use such land for expansion of the Center and development for new tenants. The acquisition of this undeveloped land parcel was completed on January 29, 1996. The Company financed this acquisition with operating cash.

On December 27, 1995, the Company acquired a 278,825 square foot shopping center located in La Mirada, California for $25.8 million. As of June 30, 1996, the 31-acre shopping center was 94.6% leased and was anchored by the U.S. Post Office, Toys "R" Us, L.A. Fitness, Krikorian Theatres, Sav-on Drugs, Petco and Chuck E. Cheese which, in aggregate, occupy approximately 164,400 square feet of space. The shopping center also includes a Lucky Supermarket and a La Mirada Theatre Center (a local performing arts theater) which are separately owned. The Company financed this acquisition entirely with borrowings under its Line of Credit.

On December 29, 1995, the Company acquired a 171,850 square foot shopping center located in Oxnard, California for $10.3 million. As of June 30, 1996, the 14-acre shopping center was 100% leased and was anchored and solely occupied by Target, Ralph's (Food-4-Less) and Family Fitness. The Company financed this acquisition with borrowings of $7 million under its Line of Credit and $3.3 million of operating cash.

HAYDEN PLAZA NORTH JOINT VENTURE ACQUISITION

On April 23, 1996, the Company entered into an agreement to form a partnership (the "Partnership") with Kimco Realty Corporation ("Kimco"), a major New York-based retail real estate investment trust, to purchase a shopping center in Phoenix, Arizona at a cost of $3,490,000. The acquisition was completed by the Partnership on May 3, 1996. The 13-acre shopping center has approximately 190,575 square feet of leasable area. As of June 30, 1996, the shopping center was 93% leased and is anchored by Home Depot. The Company holds a 50% interest in the Partnership and Kimco holds the remaining 50% interest. The Partnership intends to renovate the shopping center and continue leasing the vacant space. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash. The operations of the partnership are accounted for under the equity method of accounting.


CENTREPOINT ASSOCIATES JOINT VENTURE ACQUISITIONS

On December 28, 1995, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired from Suncor Development ("Suncor") an 85,000 square foot existing shopping center in Glendale (Talavi), Arizona and a parcel of vacant land for future development in Goodyear, Arizona. Suncor, which also owns a 50% interest in the Joint Venture, was previously the sole owner of both the properties sold to the Joint Venture. The existing 12 acre shopping center containing 85,000 square feet in Glendale, Arizona (the "Center") was purchased for $6.7 million. As of June 30, 1996, the Center was 100% leased. The Center's anchor tenants, which occupy approximately 58,000 square feet of space, include Sears Homelife and Michael's. The Center is also anchored by Wal-Mart and Sports and Recreation which own their own respective parcels. The Center has two future development pads, of which one was recently leased to Tutor Time Child Care Systems, Inc. A build-to-suit 9,000 square foot building will be constructed and operational by early 1997. The remaining vacant pad which can accommodate up to 10,000 square feet of leasable space is currently being marketed to prospective tenants. The vacant land parcel, consisting of approximately 40 acres, is located in Goodyear, Arizona, and was acquired for approximately $4.2 million. The Joint Venture plans to develop the parcel into a 370,000 square foot retail power center within the next two years.

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


KING KULLEN JOINT VENTURE

K & F Development Company (the "Development Company"), an affiliate company of which the Company owns 100% of the outstanding preferred stock, has formed a joint venture with King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain, to develop a power center in the Commack area of Long Island, New York. It is anticipated that the power center will contain an aggregate of 270,000 leasable square feet of space and will include a 60,000 square foot King Kullen supermarket and several other retail anchor tenants. The Development Company will hold an ownership interest of approximately 80% in the joint venture and King Kullen will hold the remaining interest of approximately 20%. The property is subject to an 49 year ground lease with four ten year options. The development was rezoned in February 1996 and is subject to site plan approval contingencies. The Company will purchase the Development Company's approximate 80% interest in the joint venture. The Company anticipates that construction on this property will commence in the summer of 1996 and that its approximate 80% share of construction and development costs will be funded by borrowings under the Company's Line of Credit, operating funds to the extent such funds are available, and joint venture financing.

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


NOTE 3 - NOTES PAYABLE

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

On November 1, 1995, the Company completed an underwritten public offering (the "Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25%. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the Offering to repay indebtedness then outstanding under the Company's Line of Credit and the remaining net proceeds were used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 1 and November 1 of each year until the maturity date of November 1, 2000 at which time the aggregate principal is due.

UNSECURED LINE OF CREDIT

On November 1, 1995, the Company modified its $100 million Line of Credit, substituting one of the three banks in the original lending group with Morgan Guaranty Trust Company of New York as lead agent. Concurrently with completion of the Offering and the repayment of the Line of Credit, certain other modifications were made to the Line of Credit including, among other things, (i) incorporation of certain additional financial covenants and conditions into the loan agreement and documentation, (ii) a reduction of the initial borrowing capacity to $75 million, (iii) a modification of the interest rate payable on borrowings outstanding to LIBOR plus 1.4% and (iv) an extension of the initial maturity to October 1997, with an option to extend for an additional year upon satisfaction of certain conditions.

The effective rates of interest at June 30, 1996 of the various borrowings under the Line of Credit ranged from 6.9000% to 6.9625%. Interest on the outstanding balances of the Line of Credit is payable periodically, but at least quarterly.

The agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of .25% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through its $75 million Line of Credit. On April 29, 1996, the Company borrowed $1 million to fund its 50% share of the Hayden Plaza North Associates acquisition of the Phoenix, Arizona property. On May 13, 1996, the Company used its excess funds to pay down $2 million of indebtedness under the Line of Credit. On June 27, 1996, the Company borrowed an additional $2 million to replenish operating funds. At June 30, 1996, the outstanding balance of the borrowing under the Line of Credit was $57 million.


NOTE 4 - NET INCOME PER SHARE

Net income per share was calculated by dividing net income by the weighted average number of shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive to the earnings per share computation.

NOTE 5 - SUBSEQUENT EVENTS

In early July 1996, the Company acquired a 15 acre shopping center in Mesquite, Texas (Dallas area) at a combined cost of approximately $12.7 million. The shopping center was 100% leased and is anchored by Best Buy, Sears Homelife, PetsMart, and General Cinema. The shopping center was comprised of two parcels which were separately owned. One parcel which contained 156,697 square feet of leasable area was acquired from Town East Centre Joint Venture on July 3, 1996 at a cost of $8.9 million. The other parcel which contained 52,882 square feet of leasable area was acquired from MGC Joint Venture on July 10, 1996 at a cost of $3.8 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

On July 15, 1996, the Company through its affiliate Development Company commenced the construction of the shopping center in Long Island, New York pursuant to the joint venture of Development Company and King Kullen Grocery Company as discussed above. The shopping center will be anchored by King Kullen and national tenants such as The Sports Authority, Borders bookstore, HomePlace and Babies `R Us. In addition, Target plans to open a 125,000 square foot store on a contiguous parcel of land. The shopping center is scheduled to open by summer 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion, which is based on the condensed consolidated financial statements of the Company, should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. When used in the following discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Company's planned acquisitions and developments and the strength of the local economies in the sub-markets in which the Company operates. Readers are cautioned not to place undue reliance on theses forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements which may be made to reflects events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

On November 17, 1995, the Company acquired a 426,097 square foot shopping center located in Webster, Texas (Houston area) for $25.7 million. The Company financed this acquisition with borrowings of $18 million under its Line of Credit and $7.7 million of operating cash.

On December 27, 1995, the Company acquired a 278,825 square foot shopping center located in La Mirada, California for $25.8 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

On December 28, 1995, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired from Suncor Development ("Suncor") an 85,000 square foot shopping center in Glendale (Talavi), Arizona and a parcel of vacant land for future development in Goodyear, Arizona.

The Joint Venture's combined cost of these two acquisitions totaling approximately $11 million was financed by the proceeds of a $10.5 million secured credit line obtained from Wells Fargo Bank and capital contributions of approximately $210,000 from the Company and $210,000 from Suncor.

On December 29, 1995, the Company acquired a 171,850 square foot shopping center located in Oxnard, California for $10.3 million. The Company financed this acquisition with borrowings of $7 million under its Line of Credit and $3.3 million of operating cash.

On May 3, 1996, the Hayden Plaza North Associates Partnership, in which the Company owns a 50% interest, acquired a shopping center in Phoenix, Arizona at a cost of $3,490,000. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash.

The results of operations of the Company for the three months and six months ended June 30, 1996, as compared to the same periods for 1995, are significantly different due to the acquisitions discussed above.

COMPARISON OF THE QUARTER ENDED JUNE 30, 1996 TO THE QUARTER ENDED JUNE 30, 1995

Rental income increased from $9,525,000 for the quarter ended June 30, 1995 to $12,217,000 for the same period in 1996. An increase of $2,204,000 was attributable to new rental revenue from properties acquired in the last quarter of 1995. The remaining $488,000 increase was due to additional rents generated from retenanting and expansion of existing properties, higher occupancy rates, base rent increases, and tenant common area maintenance and property tax reimbursements for the thirteen properties which were owned by the Company during all of 1995 and the first six months of 1996.

Management fee income from third party contracts decreased from $269,000 for the quarter ended June 30, 1995 to $263,000 for the same period in 1996. Management fee income reflects fees generated from the Company's management of several shopping centers owned by Price Enterprises, Inc. and certain other properties owned by third parties. The decrease in management fee income for the quarter ended June 30, 1996 was primarily the result of the sale of a third party owned property in February 1996, and the elimination of four smaller properties from Price Enterprises' portfolio in February 1996.

On September 1, 1996, the Company will cease management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company will cease management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing will be a significant reduction in the Company's future third party management fee income. This, however, should be partially offset by a reduction in related operating expenses. Total third party management fee income accounted for approximately 2% of the Company's total gross revenues for the three month period ended June 30, 1996. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its own portfolio as well as any additional future acquisitions.

Equity in earnings of joint ventures for the quarter ended June 30, 1996 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint venture amount decreased from $487,000 for the quarter ended June 30, 1995 to $342,000 for the same period in 1996 due to a one time adjustment to accrued property tax receivable in the quarter ended June 30, 1995. Additionally, the current quarter includes an additional charge for depreciation and amortization expense relative to the Tempe, Arizona property.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $1,530,000 for the quarter ended June 30, 1995 to $2,047,000 for the same period in 1996. Approximately $508,000 of this increase was attributable to properties acquired in the fourth quarter of 1995. The remainder of the increase was attributable to slightly higher operating expenses.

Depreciation expense increased from $2,384,000 for the quarter ended June 30, 1995 to $2,897,000 for the same period in 1996. Approximately $399,000 of the increase was attributable to the properties acquired in the fourth quarter of 1995. The remainder of the increase was the result of additional depreciation on new construction on existing properties that was completed in 1995.

Interest expense increased from $1,630,000 for the quarter ended June 30, 1995 to $2,981,000 for the same period in 1996. This increase was mainly attributable to the Company's outstanding indebtedness during the quarter ended June 30, 1996 which ranged from approximately $66 to $70 million greater than the amount of outstanding indebtedness during the same period in 1995. During 1995, the Company increased its outstanding indebtedness in order to finance the majority of the Company's 1995 acquisitions and certain ongoing construction and development projects. The remainder of the increased interest expense was attributable to the amortization of the note discount and other costs of the issuance in November 1995 of the Company's Senior Notes which are reflected as interest expense.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

Rental income increased from $19,406,000 for the six months ended June 30, 1995 to $24,867,000 for the same period in 1996. An increase of $4,467,000 was attributable to new rental revenue from properties acquired in the last quarter of 1995. The remaining $994,000 increase was due to additional rents generated from retenanting and expansion of existing properties, higher occupancy rates, base rent increases, and tenant common area maintenance and property tax reimbursements for the thirteen properties which were owned by the Company during all of 1995 and the six months in 1996.

Management fee income from third party contracts increased from $519,000 for the six months ended June 30, 1995 to $539,000 for the same period in 1996. Management fee income reflects fees generated from the Company's management of Price Enterprises, Inc.'s existing shopping centers and certain other properties owned by third parties. The increase in management fee income for the six months ended June 30, 1996 was primarily the result of the addition of tenants to properties managed by the Company, which generated additional management fee income for the Company.

On September 1, 1996, the Company will cease management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company will cease management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing will be a significant reduction in the Company's future third party management fee income. This, however, should be partially offset by a reduction in related operating expenses. Total third party management fee income accounted for approximately 2% of the Company's total gross revenues for the six month period ended June 30, 1996. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its own portfolio as well as any additional future acquisitions.

Equity in earnings of joint venture for the six months ended June 30, 1996 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint venture amount decreased from $811,000 for the six months ended June 30, 1995 to $739,000 for the same period in 1996 due to a one time adjustment to accrued property tax receivable in the quarter ended June 30, 1995. Additionally, the current quarter includes an additional charge for depreciation and amortization expense relative to the Tempe, Arizona property.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $3,337,000 for the six months ended June 30, 1995 to $4,708,000 for the same period in 1996. Approximately $993,000 of this increase was attributable to properties acquired in the fourth quarter of 1995. The remainder of the increase was mostly attributable to higher snow removal costs arising from the weather conditions for the east coast properties, and slightly higher operating costs.

Depreciation expense increased from $4,724,000 for the six months ended June 30, 1995 to $5,792,000 for the same period in 1996. Approximately $796,000 of the increase was attributable to the properties acquired in the fourth quarter of 1995. The remainder of the increase was the result of additional depreciation on new construction on existing properties that was completed in 1995.

Interest expense increased from $3,205,000 for the six months ended June 30, 1995 to $5,961,000 for the same period in 1996. This increase was mainly attributable to the Company's outstanding indebtedness during the six months ended June 30, 1996 which ranged from approximately $66 to $71 million greater than the amount of outstanding indebtedness during the same period in 1995. During 1995, the Company increased its outstanding indebtedness in order to finance the majority of the Company's 1995 acquisitions and certain ongoing construction and development projects. The remainder of the increased interest expense was attributable to the amortization of the note discount and other costs of the issuance in November 1995 of the Company's Senior Notes which are reflected as interest expense.


CAPITAL RESOURCES AND LIQUIDITY

The Company's principal source of funding for the acquisition, development, expansion and renovation of properties are an unsecured line of credit, a secured note, public equity financing, public unsecured debt financing and cash flow from operations.

The Company elects to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1991. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 95 percent of their ordinary taxable income.

The Company believes that its cash flow from operations after interest for 1996 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock. The Company declared dividends in the aggregate amount of $11,680,000 during the six months ended June 30, 1996, of which $445,000 was reinvested into Common Stock by stockholders.

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

On November 1, 1995, the Company completed an underwritten public offering (the "Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25%. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the Offering to repay indebtedness then outstanding under the Company's Line of Credit and the remaining net proceeds were used for general corporate purposes.

On November 1, 1995, the Company modified it's $100 million Line of Credit, substituting one of the three banks in the original lending group with Morgan Guaranty Trust Company of New York as lead agent. Concurrently with completion of the Offering and the repayment of the Line of Credit, certain other modifications were made to the Line of Credit including, among other things, (i) incorporation of certain additional financial covenants and conditions into the loan agreement and documentation, (ii) a reduction of the initial borrowing capacity to $75 million, (iii) a modification of the interest rate payable on borrowings outstanding to LIBOR plus 1.4% and (iv) an extension of the initial maturity to October 1997, with an option to extend for an additional year upon satisfaction of certain conditions.

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of .25% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On April 29, 1996, the Company borrowed $1 million to fund its 50% share of the Hayden Plaza North Associates acquisition of the Phoenix, Arizona property. On May 13, 1996, the Company used its excess funds to pay down $2 million of indebtedness under the Line of Credit. On June 27, 1996, the Company borrowed an additional $2 million to replenish operating funds. At June 30, 1996, the outstanding balance of the borrowing under the Line of Credit was $57 million.

Interest on borrowings under the Line of Credit is at a rate of LIBOR plus 1.4%. Interest on the outstanding balance is payable periodically, but at least quarterly. The interest rates of the various borrowings under the Line of Credit have decreased from 7.3625% at June 30, 1995 to a range of 6.9000% to 6.9625% at June 30, 1996 as a result of decreases to the base rate indicator (LIBOR). Capitalized interest costs for the six months ended June 30, 1996 was $106,000.

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

The information in the immediately preceding paragraph is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of the Company's planned development of new, and expansion of existing centers; the actual costs associated with such developments; and the strength of the local economies in the sub-markets in which the Company operates. Higher than expected costs, delays in development of centers, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

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

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996.

The Company is including its FFO computation in this report as defined by and in accordance with the recommendation of the NAREIT.

The following table sets forth the Company's calculation of FFO for the three months and six months ended June 30, 1996 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods of 1995, which has been modified to conform to the new NAREIT definition.


                                Three months ended   Six months ended
                                            June 30,            June 30,
                                                   (Unaudited)
                                        1996     1995       1996     1995
                                       -------  -------    -------  -------
                                                  (In Thousands)
Net income                             $ 4,135  $ 4,091    $ 8,193  $ 8,099
Depreciation                             2,897    2,384      5,792    4,724
Joint ventures FFO adjustment              206      101        318      201
                                       -------  -------    -------  -------
Funds from Operations                  $ 7,238  $ 6,576    $14,303  $13,024
                                       =======  =======    =======  =======
Weighted average numbers of shares
   outstanding                           8,353    8,244      8,334    8,231


Prior to the Company's adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for deferred rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $637,000 and $490,000 including the deferred rent adjustments to the Joint Ventures for the three month periods ended June 30, 1996 and 1995, respectively and $1,216,000 and $980,000, for the six month periods ended June 30, 1996 and 1995, respectively.


PART II - OTHER INFORMATION

Item 2 - Changes in Securities
- ------------------------------

    At the Company's Annual Meeting held on May 23, 1996, stockholders approved an amendment to the Company's charter to (i) provide that all outstanding shares of Series A Common Stock shall be changed into shares of Common Stock; (ii) eliminate the provision which entitles holders of Common Stock to receive an annualized quarterly per share dividend equal to 105% of the annualized quarterly per share dividend on the Series A Common Stock; (iii) change the name of its "Series A Common Stock" to Common Stock; and (iv) change the name of what was formerly referred to as "Common Shares" to "Common Stock". There were approximately 38,266 outstanding shares of Series A Common Stock, which were converted on a one-for-one basis into shares of Common Stock. The Company believes that this mandatory change will reduce market confusion and eliminate administrative expenses associated with maintaining two separate series of Common Stock. The Company remains authorized to issue 27,000,000 shares, including 2,000,000 shares of Preferred Stock, $.01 par value per share; however, as a result of these changes, only one class of common stock, designated as "Common Stock" and consisting of 25,000,000 shares, is currently authorized for issuance.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

    At the Company's annual stockholders meeting, held on May 23, 1996, the following proposals were submitted to a vote of the stockholders:

    1. The following individuals were nominated to serve as directors:
       Joseph K. Kornwasser           Raymond E. Peet
       George M. Jezek                Walter Weisman
       Roy P. Drachman                Keene Wolcott
       William D. Jones

    2. To consider and vote upon The Price REIT, Inc. 1996 Director's Stock Option Plan.

    3. To consider and vote upon amendments to the Company's Charter to (i) provide that all outstanding shares of Series A Common Stock shall be changed into shares of Common Stock; (ii) eliminate the provision which entitles holders of Common Stock to receive an annualized quarterly per share dividend equal to 105% of the annualized quarterly per share dividend on the Series A Common Stock; and (iii) change the name of its "Series A Common Stock" to "Common Stock."

Tabulation of Votes

Proposal 1               VOTES IN FAVOR           VOTES WITHHELD
- ----------               --------------           --------------
Raymond E. Peet             7,623,350                 42,485
Joseph K. Kornwasser        7,622,622                 43,213
George M. Jezek             7,622,850                 42,985
Roy P. Drachman             7,621,880                 43,955
William D. Jones            7,623,007                 42,828
Walter Weisman              7,621,708                 44,127
Keene Wolcott               7,622,450                 43,385

Proposal 2                   VOTES
- ----------               --------------
For                         6,588,299
Against                       951,894
Abstain                       125,642

Proposal 3                   VOTES
- ----------               --------------
For                         6,549,546
Against                        82,538
Abstain                        90,810
Broker Non-votes              942,941

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

    Exhibits
    --------
    3.3  Articles of Amendment

  10.41 Purchase and Sale Agreement dated March 22, 1996 by and between The Price REIT, Inc. and Town East Centre Joint
         Venture (Mesquite, Texas property)

  10.42 Purchase and Sale Agreement dated April 16, 1996 by and between The Price REIT, Inc. and MGC Joint Venture
         (Mesquite, Texas property)

   12.1  Statement Re: Computation of Ratio of Earnings to Fixed
         Charges

   15.1  Letter Re: Unaudited Interim Financial Information

   27.1  Article 5 Financial Data Schedule

   Reports on Form 8-K
   -------------------
   No current Reports on Form 8-K were filed during the quarter ended June 30, 1996.




                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Price REIT, Inc.

    Date:  August 14, 1996         /Joseph K. Kornwasser/
                                   Joseph K. Kornwasser
                                   Chief Executive Officer,
                                   President and Director


    Date:  August 14, 1996         /George M. Jezek/
                                   George M. Jezek
                                   Chief Financial Officer,
                                   Secretary, Director (Principal
                                   Financial and Chief Accounting Officer)




            INDEPENDENT ACCOUNTANTS' REVIEW REPORT
            --------------------------------------

The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Ernst & Young LLP
San Diego, California
August 9, 1996