Form 10-Q
period 1996-09-30
PRICE REIT INC
filed 1996-11-14
CIK 878031

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to

Commission file number                          0-19628
                                                -------

                         The Price REIT, Inc.
                         --------------------
         (Exact name of Registrant as specified in its Charter)

          Maryland                                52-1746059
         ---------                                -----------
(State or other jurisdiction           (IRS Employer Identification No.)
 of incorporation or organization)


7979 Ivanhoe Avenue, La Jolla, California                92037
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)


                             (619)551-2320
                             -------------
             (Registrant's telephone number, including area code)

                                  N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ---     --

Number of shares of the Registrant's common stock outstanding at September 30, 1996: 9,061,464.
     -----------









                    The Price REIT, Inc.
                         Form 10-Q

                           Index

PART I - FINANCIAL INFORMATION                               PAGE

Item 1: Financial Statements

    Condensed Consolidated Balance Sheets of The Price REIT,
    Inc. as of September 30, 1996 and December 31, 1995         3

    Condensed Consolidated Statements of Income of The Price
    REIT, Inc. for the three months and nine months ended
    September 30, 1996 and September 30, 1995                   4

    Condensed Consolidated Statements of Cash Flows of
    The Price REIT, Inc. for the nine months ended September
    30, 1996 and September 30, 1995                             5

    Notes to Condensed Consolidated Financial Statements     6-12

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      13-21


PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                      22

Signatures                                                     23

Independent Accountants' Review Report                         24













PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                                The Price REIT, Inc.

                        Condensed Consolidated Balance Sheets

                                                      (Unaudited)
                                                      September 30, December 31,
                                                            1996         1995
                                                         ---------    ---------
ASSETS                                                     (In Thousands)

  Rental property, net                                   $358,740     $351,585
  Investment in joint venture-Centrepoint Associates       17,451       17,568
  Investment in joint venture-Hayden Plaza                  1,742            -
  Cash and cash equivalents                                 1,284        1,241
  Deferred rent receivable                                  7,993        6,219
  Rent receivable and other assets                          5,550        5,184
  Advances to Smithtown Venture                             4,624          247
  Investment in Development Company                           434          434
                                                         ---------    ---------
  Total assets                                           $397,818     $382,478
                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                  1,688        1,459
  Security deposits                                           583          548
  Accrued interest payable                                  3,185        1,401
  Senior Notes payable                                     99,199       99,082
  Unsecured line of credit                                 52,000       56,000
  Secured note payable                                      2,750        2,750
                                                         ---------    ---------
  Total liabilities                                       159,405      161,240

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, no shares issued or outstanding                   -            -
Common stock, $.01 par value, 25,000,000 shares
  authorized:
  Series A Common Stock, $.01 par value per share:
    44,986 shares designated,
    0 and 44,546 shares issued and outstanding,
    convertible 1 for 1 to Common Stock                         -            1
  Common Stock, $.01 par value per share:
    10,000,000 shares designated,
    9,061,464 and 8,256,302 shares issued and
    outstanding                                                91           82
Additional paid-in capital                                259,248      236,365
Accumulated deficit                                       (20,926)     (15,210)
                                                         ---------    ---------
Total stockholders' equity                                238,413      221,238
                                                         ---------    ---------
Total liabilities and stockholders' equity               $397,818     $382,478
                                                         =========    =========
See accompanying notes.


                                 The Price REIT, Inc.

                      Condensed Consolidated Statements of Income
                                     (Unaudited)



                                       Three months ended  Nine months ended
                                          September 30,      September 30,
                                          1996     1995      1996     1995
                                        -------  -------   -------  -------
                                     (In Thousands, except per share amounts)
REVENUE
  Rental income                         $12,620   $9,799   $37,453  $29,205
  Management fees                           270      269       809      787
  Equity in earnings of joint venture-
    Centrepoint Associates                  354      400     1,048    1,212
  Equity in earnings of joint venture-
    Hayden Plaza                             57        -       101        -
  Interest and other income                  61      111       265      294
                                        -------  -------   -------  -------
  Total revenue                          13,362   10,579    39,676   31,498
                                        -------  -------   -------  -------

EXPENSES
  Rental operations, maintenance and
    management                            1,037      735     3,300    2,150
  Real estate taxes                       1,311      961     3,755    2,882
  General and administrative                824      768     2,485    2,323
  Depreciation                            3,031    2,427     8,823    7,150
  Interest                                3,056    1,606     9,017    4,811
                                        -------  -------   -------  -------
  Total expenses                          9,259    6,497    27,380   19,316
                                        -------  -------   -------  -------

NET INCOME                               $4,103   $4,082   $12,296  $12,182
                                        =======  =======   =======  =======

PER SHARE DATA

  Net income per share                    $0.48    $0.49     $1.47    $1.48
                                          -----    -----     -----    -----

  Dividends paid per share                $0.70    $0.67     $2.10    $1.99
                                          -----    -----     -----    -----
  Weighted average number of shares
    outstanding                           8,505    8,282     8,392    8,248
                                          -----    -----     -----    -----





See accompanying notes.





                                 The Price REIT, Inc.
                   Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended September 30, 1996 and 1995
                                     (Unaudited)
                                                           1996      1995
                                                         --------  --------
                                                           (In Thousands)
OPERATING ACTIVITIES
Net income                                               $12,296   $12,182
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                             8,823     7,296
  Amortization of deferred loan fees                         395        -
  Amortization of debt discount                              117        -
  Equity in earnings of joint venture-Centrepoint Assoc.  (1,048)   (1,212)
  Equity in earnings of joint venture-Hayden Plaza          (101)       -
  Deferred rent                                           (1,774)   (1,377)
  Changes in operating assets and liabilities:
  Increase in rent receivable and other assets              (915)   (1,132)
  Increase in accounts payable and accrued liabilities       228       683
  Increase (decrease) in security deposits                    35       (12)
  Increase (decrease) in interest payable                  1,784       (46)
                                                         --------  --------
Net cash provided by operating activities                 19,840    16,382

INVESTING ACTIVITIES
Additions to rental property                             (15,780)  (10,927)
Investment in joint venture-Centrepoint Associates          (233)   (1,045)
Distributions from joint venture-Centrepoint Assoc.        1,355     1,235
Investment in joint venture-Hayden Plaza                  (1,729)       -
Distributions from joint venture-Hayden Plaza                 88        -
Advances to Smithtown Venture                             (4,377)       -
                                                         --------  --------
Net cash used in investing activities                    (20,676)  (10,737)

FINANCING ACTIVITIES
Proceeds from unsecured line of credit                    22,000    12,000
Repayment of unsecured line of credit                    (26,000)   (5,000)
Proceeds from issuance of Common Stock                    23,598       857
Issuance costs                                            (1,381)       -
Dividends paid, net of dividends reinvested              (17,338)  (15,345)
                                                         --------  --------
Net cash provided by (used in) financing activities          879    (7,488)
                                                         --------  --------

Increase (decrease) in cash and cash equivalents              43    (1,843)
Cash and cash equivalents at beginning of the period       1,241     2,093
                                                         --------  --------
Cash and cash equivalents at end of period                $1,284      $250
                                                         ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                  $6,963    $5,038
                                                         ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Additional Common Stock issued in accordance with
the dividend reinvestment plan                              $673    $1,049
                                                         ========  ========
See accompanying notes.



                    The Price REIT, Inc.

    Notes to Condensed Consolidated Financial Statements
                      September 30, 1996
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") for the nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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


NOTE 2 - PROPERTY ACQUISITIONS

PURCHASE OF SHOPPING CENTERS

On November 17, 1995, the Company acquired a 426,097 square foot shopping center located in Webster, Texas (Houston area) for $25.7 million. As of September 30, 1996, the 40 acre shopping center (the "Center") was 100% leased. The Center's anchor tenants, which occupy approximately 345,000 square feet of space, include Bed, Bath & Beyond, Best Buy, Builder's Square, Oshman's Super Sport, Sears Homelife, Stein Mart and Sony Theatres. The Company financed this acquisition with borrowings of $18 million under its unsecured line of credit ("Line of Credit") and $7.7 million of operating cash.

On January 29, 1996, the Company purchased a 9.7 acre parcel of undeveloped land that is adjacent and contiguous to the Webster, Texas Center for $1.25 million. The Company intends to use such land for expansion of the Center and development for new tenants. The Company financed this acquisition with operating cash.

On December 27, 1995, the Company acquired a 278,825 square foot shopping center located in La Mirada, California for $25.8 million. As of September 30, 1996, the 31-acre shopping center was 94.9% leased and was anchored by the U.S. Post Office, Toys `R' Us, L.A. Fitness, Krikorian Theatres, Sav-on Drugs, Petco and Chuck E. Cheese which, in the aggregate, occupy approximately 164,400 square feet of space. The shopping center also includes a Lucky Supermarket and the La Mirada Theatre Center (a local performing arts theater) which are separately owned. The Company financed this acquisition entirely with borrowings under its Line of Credit.

On December 29, 1995, the Company acquired a 171,850 square foot shopping center located in Oxnard, California for $10.3 million. As of September 30, 1996, the 14-acre shopping center was 100% leased and was anchored and solely occupied by Target, Ralph's (Food-4-Less) and 24 Hour Fitness (formerly Family Fitness). The Company financed this acquisition with borrowings of $7 million under its Line of Credit and $3.3 million of operating cash.

In July 1996, the Company acquired a 15-acre shopping center in Mesquite, Texas (Dallas area) at a combined cost of approximately $12.7 million. The shopping center was 100% leased and is anchored by Best Buy, Sears Homelife, PetsMart, and General Cinema. The center is also anchored by Home Depot, which owns its own parcel. The shopping center was comprised of two parcels which were separately owned. One parcel which contained 156,697 square feet of leasable area was acquired from Town East Centre Joint Venture on July 3, 1996 at a cost of $8.9 million. The other parcel which contained 52,882 square feet of leasable area was acquired from MGC Joint Venture on July 10, 1996 at a cost of $3.8 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

HAYDEN PLAZA NORTH JOINT VENTURE ACQUISITION

On April 23, 1996, the Company formed a partnership (the "Partnership") with Kimco Realty Corporation ("Kimco"), a major New York-based retail real estate investment trust, to purchase a shopping center in Phoenix, Arizona at a cost of $3,490,000. The acquisition was completed by the Partnership on May 3, 1996. The 13-acre shopping center has approximately 190,575 square feet of leasable area. As of September 30, 1996, the shopping center was 91.7% leased and is anchored by Home Depot. The Company holds a 50% interest in the Partnership and Kimco holds the remaining 50% interest. The Partnership intends to renovate the shopping center and continue leasing the vacant space. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash. The operations of the partnership are accounted for under the equity method of accounting.

CENTREPOINT ASSOCIATES JOINT VENTURE ACQUISITIONS

On December 28, 1995, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired from Suncor Development ("Suncor") an 85,000 square foot existing shopping center in Glendale (Talavi), Arizona and a parcel of vacant land for future development in Goodyear, Arizona. Suncor, which also owns a 50% interest in the Joint Venture, was previously the sole owner of both the properties sold to the Joint Venture. The existing 12-acre shopping center containing 85,000 square feet in Glendale, Arizona (the "Center") was purchased for $6.7 million. As of September 30, 1996, the Center was 100% leased. The Center's anchor tenants, which occupy approximately 58,000 square feet of space, include Sears Homelife and Michael's. The Center is also anchored by Wal-Mart and Sports and Recreation which own their own respective parcels. The Center has two future development pads, of which one was recently leased to Tutor Time Child Care Systems, Inc. A build-to-suit 9,000 square foot building will be constructed and operational by mid 1997. The remaining vacant pad which can accommodate up to 10,000 square feet of leasable space is currently being marketed to prospective tenants. The vacant land parcel, consisting of approximately 40 acres, is located in Goodyear, Arizona, and was acquired for approximately $4.2 million. The Joint Venture currently anticipates the development of the parcel into a 370,000 square foot retail power center within the next two years.

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

SMITHTOWN JOINT VENTURE

K & F Development Company (the "Development Company"), an affiliated company of which the Company owns 100% of the outstanding preferred stock, has formed a joint venture ("Smithtown Venture") with King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain, to develop a power center in the Commack area of Long Island, New York. It is anticipated that the power center will contain an aggregate of 270,000 leasable square feet of space and will include a 60,000 square foot King Kullen supermarket and several other retail anchor tenants. The Development Company will hold an ownership interest of approximately 80% in the joint venture and King Kullen will hold the remaining interest of approximately 20%. The property is subject to a 49 year ground lease with four ten year options. The development was rezoned in February 1996 and is subject to site plan contingencies. The Company will purchase the Development Company's approximate 80% interest in the joint venture. Construction on this property has commenced in July 1996 and the shopping center is scheduled to open by summer 1997. Construction and development costs will be funded by borrowings under the Company's Line of Credit, operating funds to the extent such funds are available, and joint venture financing.

NOTE 3 - NOTES PAYABLE

SECURED NOTE PAYABLE

The secured note payable bears interest at 6.25% per annum and is secured by the shopping center in North Phoenix, Arizona. The note provides for monthly payments of interest only with all principal due in December 1996.

SENIOR NOTES PAYABLE

On August 15, 1995, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the Securities and Exchange Commission for up to $175 million of debt securities, preferred stock, common stock and warrants.

On November 1, 1995, the Company completed an underwritten public offering (the "Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25% pursuant to the Shelf Registration Statement. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the Offering to repay indebtedness then outstanding under the Company's Line of Credit and the remaining net proceeds were used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 1 and November 1 of each year until the maturity date of November 1, 2000 at which time the aggregate principal is due.

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

The effective rates of interest at September 30, 1996 of the various borrowings under the Line of Credit ranged from 6.8375% to 6.9000%. Interest on the outstanding balances of the Line of Credit is payable periodically, but at least quarterly.

The agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee ranging from .25% to .375% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through its $75 million Line of Credit. On July 2, 1996, the Company borrowed $13 million to fund the acquisition of the Mesquite, Texas property. On September 13, 1996, the Company used the net proceeds from the sale of Common Stock to repay $18 million of indebtedness under the Line of Credit. At September 30, 1996, the outstanding balance of the borrowing under the Line of Credit was $52 million.

NOTE 4 - COMMON STOCK

On September 9, 1996, the Company issued and sold 690,000 shares of Common Stock (the "Equity Offering") at a price to the public of $32.125 per share pursuant to the Shelf Registration Statement. The Company used the net proceeds of approximately $21 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes.

NOTE 5 - NET INCOME PER SHARE

Net income per share was calculated by dividing net income by the weighted average number of shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive to the earnings per share computation.

NOTE 6 - SUBSEQUENT EVENTS

Credit Rating Upgrade. On October 18, 1996, Moody's Investors Service, Inc. upgraded its rating of the Company's senior debt to "Baa3" from "Ba1." According to Moody's, the rating action primarily reflects the improvements that the Company has made to its property base, and geographic and tenant concentration. The Company's senior debt is also rated "BBB-" by Standard & Poor's Corporation and "BBB" by Fitch Investors Service, L.P.

Interest Rate Reduction. On October 22, 1996 the unsecured credit facility was modified to reduce the LIBOR interest rate margin from 1.4% to 1.25%. All other terms of the agreement remain substantially unchanged.

Bond Offering. On October 30, 1996, the Company filed a registration statement with the Securities and Exchange Commission increasing the maximum aggregate offering amount under the Shelf Registration Statement from $175,000,000 to approximately $185,600,000.

On November 5, 1996, the Company completed an underwritten public offering ("Bond Offering") of $55 million aggregate principal amount of the Company's Senior Notes at an interest rate of 7.50% pursuant to the Shelf Registration Statement. The 7.50% Senior Notes were priced at an aggregate of $54,870,000. The net proceeds from the offering were used to repay $50 million of indebtedness outstanding under the Company's Line of Credit. The remaining net proceeds will be used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 5 and November 5 of each year until the maturity date of November 5, 2006 at which time the aggregate principal is due.

Property acquisition. On or about November 15, 1996, the Company expects to complete the acquisition of Centennial Plaza shopping center in Oklahoma City, Oklahoma. Centennial Plaza contains approximately 234,000 rentable square feet and is anchored by Home Depot, Best Buy and Home Place and was approximately 93% leased. The purchase price is approximately $16.7 million, of which approximately $11.8 million is evidenced by two non-recourse loans (subject to customary exceptions) secured by the property. The Company is assuming the loans, rather than paying the purchase price in cash, because the terms of the loans prohibit prepayment. The loans bear interest at 9.0% and 9.25% per annum, respectively, and will mature on June 1, 2013 and December 1, 2014, respectively. The balance of the purchase price was financed with $4.9 million of operating cash.

Smithtown Joint Venture. On October 2, 1996, the Company purchased Development Company's approximate 80% ownership interest in the joint venture as discussed above. The Company has paid Development Company the sum of $250,000 pursuant to the agreement. The construction, estimated to cost approximately $23 million, commenced in the summer of 1996. The shopping center is scheduled to open by summer 1997. Based on executed leases, the center will be anchored by King Kullen, Borders Books & Music, HomePlace, Babies 'R' Us (Toys 'R' Us) and The Sports Authority. In addition, Target plans to open a 125,000 square foot store on a contiguous parcel of land. As of October 31, 1996, the Company has cummulatively funded $5,178,000 for its share of joint venture construction costs to date utilizing operating cash.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion, which is based on the condensed consolidated financial statements of the Company, should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. When used in the following discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Company's planned acquisitions and developments and the strength of the local economies in the sub-markets in which the Company operates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In July 1996, the Company acquired a 15-acre shopping center in Mesquite, Texas (Dallas area) at a combined cost of approximately $12.7 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

The results of operations of the Company for the three months and nine months ended September 30, 1996, as compared to the same periods for 1995, are significantly different due to the acquisitions discussed above.


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1996 TO THE QUARTER ENDED SEPTEMBER 30, 1995

Rental income increased from $9,799,000 for the quarter ended September 30, 1995 to $12,620,000 for the same period in 1996. Most of the increase was attributable to new rental revenue from properties acquired in the fourth quarter of 1995 and third quarter of 1996. The remaining difference was due to additional rents generated from retenanting and expansion of existing properties, higher occupancy rates, base rent increases, and the timing of tenant common area maintenance and property tax reimbursements for the thirteen properties which were owned by the Company during all of 1995 and the first nine months of 1996.

Management fee income from third party contracts increased from $269,000 for the quarter ended September 30, 1995 to $270,000 for the same period in 1996. Management fee income reflects fees generated from the Company's management of several shopping centers owned by Price Enterprises, Inc. and certain other properties owned by third parties.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company will cease management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing will be a significant reduction in the Company's future third party management fee income. This, however, should be partially offset by a reduction in related operating expenses. Total third party management fee income accounted for approximately 2% of the Company's total gross revenues for the three month period ended September 30, 1996. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its own portfolio as well as any additional future acquisitions.

Equity in earnings of joint ventures for the quarter ended September 30, 1996 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint venture amount increased from $400,000 for the quarter ended September 30, 1995 to $411,000 for the same period in 1996. An increase of $57,000 was attributable to the newly formed Hayden Plaza joint venture in 1996. This increase was partially offset by a decrease in earnings from Centrepoint partnership due to additional depreciation and amortization expense included in the current quarter.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $1,696,000 for the quarter ended September 30, 1995 to $2,348,000 for the same period in 1996. Approximately $648,000 of this increase was attributable to properties acquired in the fourth quarter of 1995 and third quarter of 1996. The remainder of the increase was attributable to slightly higher operating expenses.

Depreciation expense increased from $2,427,000 for the quarter ended September 30, 1995 to $3,031,000 for the same period in 1996. Approximately $485,000 of the increase was attributable to the properties acquired in the fourth quarter of 1995. The remainder of the increase was the result of additional depreciation on new construction on existing properties.

Interest expense increased from $1,606,000 for the quarter ended September 30, 1995 to $3,056,000 for the same period in 1996. This increase was mainly attributable to the Company's average outstanding indebtedness during the quarter ended September 30, 1996 which was approximately $63 million greater than the average amount of outstanding indebtedness during the same period in 1995. During the fourth quarter of 1995 and the first three quarters of 1996, the Company increased its outstanding indebtedness in order to finance the majority of the Company's acquisitions and certain ongoing construction and development projects. Additionally, the issuance of the $100 million Senior Notes due November 1, 2000 were at a slightly higher rate of interest than the short term variable rate debt under the Company's Line of Credit that it effectively replaced. The remainder of the increased interest expense was attributable to the amortization of the note discount and other costs of the issuance in November 1995 of the Company's Senior Notes which are reflected as interest expense.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Rental income increased from $29,205,000 for the nine months ended September 30, 1995 to $37,453,000 for the same period in 1996. An increase of $7,304,000 was attributable to new rental revenue from properties acquired in the fourth quarter of 1995 and third quarter 1996. The remaining $944,000 increase was due to additional rents generated from retenanting and expansion of existing properties, higher occupancy rates, base rent increases, and tenant common area maintenance and property tax reimbursements for the thirteen properties which were owned by the Company during all of 1995 and the nine months in 1996.

Management fee income from third party contracts increased from $787,000 for the nine months ended September 30, 1995 to $809,000 for the same period in 1996. Management fee income reflects fees generated from the Company's management of Price Enterprises, Inc.'s existing shopping centers and certain other properties owned by third parties. The increase in management fee income for the nine months ended September 30, 1996 was primarily the result of the addition of tenants to properties managed by the Company, which generated additional management fee income for the Company.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company will cease management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing will be a significant reduction in the Company's future third party management fee income. This, however, should be partially offset by a reduction in related operating expenses. Total third party management fee income accounted for approximately 2% of the Company's total gross revenues for the nine month period ended September 30, 1996. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its own portfolio as well as any additional future acquisitions.

Equity in earnings of joint venture for the nine months ended September 30, 1996 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint venture amount decreased from $1,212,000 for the nine months ended September 30, 1995 to $1,149,000 for the same period in 1996 due to a one time adjustment to accrued property tax income in the second quarter of 1995 and current year additional charge for depreciation and amortization expense related to the Tempe, Arizona property. This decrease was offset by an increase of $101,000 attributable to the newly formed Hayden Plaza joint venture in 1996.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $5,032,000 for the nine months ended September 30, 1995 to $7,055,000 for the same period in 1996. Approximately $1,641,000 of this increase was attributable to properties acquired in the fourth quarter of 1995 and third quarter of 1996. The remainder of the increase was mostly attributable to higher snow removal costs arising from the weather conditions for the east coast properties, and slightly higher operating costs.

Depreciation expense increased from $7,150,000 for the nine months ended September 30, 1995 to $8,823,000 for the same period in 1996. Approximately $1,282,000 of the increase was attributable to the properties acquired in the fourth quarter of 1995 and third quarter 1996. The remainder of the increase was the result of additional depreciation on new construction on existing properties.

Interest expense increased from $4,811,000 for the nine months ended September 30, 1995 to $9,017,000 for the same period in 1996. This increase was mainly attributable to the Company's average outstanding indebtedness during the nine months ended September 30, 1996 which was approximately $67 million greater than the average amount of outstanding indebtedness during the same period in 1995. During the fourth quarter 1995 and the first three quarters of 1996, the Company increased its outstanding indebtedness in order to finance the majority of the Company's acquisitions and certain ongoing construction and development projects. Additionally, the issuance of the $100 million Senior Notes due November 1, 2000 were at a slightly higher rate of interest than the short term variable rate debt under the Company's Line of Credit that it effectively replaced. The remainder of the increased interest expense was attributable to the amortization of the note discount and other costs of the issuance in November 1995 of the Company's Senior Notes which are reflected as interest expense.


CAPITAL RESOURCES AND LIQUIDITY

The Company's principal source of funding for the acquisition, development, expansion and renovation of properties are an unsecured line of credit, a secured note, public equity financing, public unsecured debt financing and cash flow from operations.

The Company elects to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1991. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company must distribute at least 95 percent of their ordinary taxable income.

The Company believes that its cash flow from operations after interest for 1996 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock. The Company declared dividends in the aggregate amount of $18,011,000 during the nine months ended September 30, 1996, of which $672,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

In December 1994, as part of the North Phoenix acquisition, the Company obtained a note payable secured by the shopping center in the amount of $2,750,000. The note bears interest at 6.25% per annum with monthly payments of interest only and all principal due in December 1996.

On August 15, 1995, the Company filed the Shelf Registration Statement with the Securities and Exchange Commission for up to $175 million of debt securities, preferred stock, common stock and warrants.

On November 1, 1995, the Company completed an underwritten public offering (the "Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25% pursuant to the Shelf Registration Statement. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the Offering to repay indebtedness then outstanding under the Company's Line of Credit and the remaining net proceeds were used for general corporate purposes.

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

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee ranging from .25% to .375% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On July 2, 1996, the Company borrowed $13 million to fund the acquisition of the Mesquite, Texas property. On September 13, 1996, the Company used the net proceeds from the sale of Common Stock to repay $18 million of indebtedness under the Line of Credit. At September 30, 1996, the outstanding balance of the borrowing under the Line of Credit was $52 million.

Interest on borrowings under the Line of Credit is at a rate of LIBOR plus 1.4%. Interest on the outstanding balance is payable periodically, but at least quarterly. On October 22, 1996 the interest rate margin on the Line of Credit was reduced from 1.4% to 1.25% . The interest rates of the various borrowings under the Line of Credit have decreased from a range of 7.1125% to 7.175% at September 30, 1995 to a range of 6.8375% to 6.9000% at September 30, 1996 as a result of decreases to the base rate indicator (LIBOR). Capitalized interest costs for the nine months ended September 30, 1996 was approximately $241,000.

On September 9, 1996, the Company issued and sold 690,000 shares of Common Stock (the "Equity Offering") at a price to the public of $32.125 per share pursuant to the Shelf Registration Statement. The Company used the net proceeds of approximately $21 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes.

On October 30, 1996, the Company filed a registration statement with the Securities and Exchange Commission increasing the maximum aggregate offering amount under the Shelf Registration Statement from $175,000,000 to approximately $185,600,000.

On November 5, 1996, the Company completed an underwritten public offering ("Bond Offering") of $55 million aggregate principal amount of the Company's Senior Notes at an interest rate of 7.50% pursuant to the Shelf Registration Statement. The 7.50% Senior Notes were priced at an aggregate of $54,870,000. The net proceeds from the Bond Offering will be used to repay $50 million indebtedness outstanding under the Company's Line of Credit. The remaining net proceeds will be used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 5 and November 5 of each year until the maturity date of November 5, 2006 at which time the aggregate principal is due.

After the repayment of indebtedness under the Company's Line of Credit with the net proceeds of the Bond Offering, the Company may borrow under the Line of Credit to fund its future acquisition and development activities.

In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financing. The Company anticipates that its liquidity and capital resources will be adequate to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in accordance with Company requirements.

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

The following table sets forth the Company's calculation of FFO for the three months and nine months ended September 30, 1996 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods of 1995, which has been modified to conform to the new NAREIT definition.


                                      Three months ended   Nine months ended
                                        September 30,       September 30,
                                                   (Unaudited)
                                        1996     1995       1996     1995
                                       -------  -------    -------  -------
                                                  (In Thousands)
Net income                             $ 4,103  $ 4,082    $12,296  $12,182
Depreciation                             3,031    2,427      8,823    7,150
Joint ventures FFO adjustment              174      103        492      304
                                       -------  -------    -------  -------
Funds from Operations                  $ 7,308  $ 6,612    $21,611  $19,636
                                       =======  =======    =======  =======
Weighted average numbers of shares
   outstanding                           8,505    8,282      8,392    8,248


Prior to the Company's adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for deferred rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $620,000 and $490,000 including the deferred rent adjustments to the Joint
Ventures for the three month periods ended September 30, 1996 and 1995, respectively and $1,836,000 and $1,470,000, for the nine month periods ended September 30, 1996 and 1995, respectively.



PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits
   --------
    4.3  Amended and Restated Credit Agreement, dated as of
         October 22, 1996 by and among The Price REIT, Inc.
         and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed herewith.

  10.41 Purchase and Sale Agreement dated August 23, 1996 by and between The Price REIT, Inc. and Centennial Plaza
         Limited Partnership (Centennial Plaza, Oklahoma property)

   12.1  Statement Re: Computation of Ratio of Earnings to
         Fixed Charges

   15.1  Letter Regarding Unaudited Interim Financial Information

   27.1  Article 5 Financial Data Schedule

   Reports on Form 8-K
   -------------------
   A Current Report on Form 8-K was filed on September 9, 1996 reporting the issuance and sale of up to 690,000 shares of the Company's common stock, $.01 par value per share with the Securities and Exchange Commission.









                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Price REIT, Inc.

    Date:  November 14, 1996       /Joseph K. Kornwasser/
                                   Joseph K. Kornwasser
                                   Chief Executive Officer,
                                   President and Director


    Date:  November 14, 1996       /George M. Jezek/
                                   George M. Jezek
                                   Chief Financial Officer,
                                   Secretary, Director (Principal
                                   Financial and Chief Accounting
                                             Officer)




            INDEPENDENT ACCOUNTANTS' REVIEW REPORT
            --------------------------------------

The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Ernst & Young LLP
San Diego, California
October 23, 1996