Form 10-K
period 1996-12-31
PRICE REIT INC
filed 1997-03-05
CIK 878031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 1996

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-19628

                              The Price REIT, Inc.
             (Exact name of registrant as specified in its charter)

                    Maryland                 52-1746059
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          identification number)

           7979 Ivanhoe Avenue, Suite 524, La Jolla, California 92037
     (Address of principal executive offices)          (Zip Code)

                                  619-551-2320
           (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value                  New York Stock Exchange
    (Title of each class)                     (Name of each exchange
                                                on which registered)
     Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At  February  27, 1997, the aggregate market value of the Common  Stock  of  The
Price  REIT, Inc. held by non-affiliates was $357,105,851        based upon  the
closing price of the stock on the NYSE.

         Class                   Outstanding at February 27, 1997

         Common Stock                   10,670,265


                  DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of The Price REIT, Inc. to be held on May 28, 1997




                              The Price REIT, Inc.
                         1996 Annual Report on Form 10-K

                                Table of Contents


Part I

   Item 1  Business
   Item 2  Properties
   Item 3  Legal Proceedings
   Item 4  Submission of Matters to a Vote of Security Holders

Part II

   Item 5  Market for Registrant's Common Stock and Related
           Stockholder Matters
   Item 6  Selected Financial Data
   Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 8  Financial Statements and Supplementary Data
   Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

   Item 10 Directors and Executive Officers of the Registrant
   Item 11 Executive Compensation
   Item 12 Security Ownership of Certain Beneficial Owners and
           Management
   Item 13 Certain Relationships and Related Transactions

Part IV

   Item 14 Exhibits, Financial Statement Schedule, and Reports on
           Form 8-K








                              The Price REIT, Inc.

                                     Part I

Item 1.   Business

General

The Price REIT, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which primarily owns, develops, and/or manages major destination retail shopping center properties (also known as "power centers"). The Company was incorporated in 1991 as a Maryland corporation. The formation of the Company was sponsored by The Price Company ("Price"). At the time of the Company's formation in 1991, Price operated cash and carry membership-only merchandising warehouses in the United States and Canada under the name "Price Club." In 1993, Price merged with Costco Wholesale Corporation forming a new holding company, Price/Costco, Inc. ("Price/Costco"). As a result of subsequent transactions relating to Price/Costco, the Company's current relationship with Price and Price/Costco is that of landlord/tenant only.

The Company's initial public offering was for 73,000 shares of Series A Common Stock ("A Shares") at $1,000 per share in December 1991. On May 29, 1992, the stock was split 40 for 1. After the stock split, the Company had 2,928,000 A Shares outstanding.

In August 1993, the Company consummated a public offering of 5,200,000 shares of Series B Common Stock ("B Shares") at $32.50 per share (the "1993 Offering"). The net proceeds of the 1993 Offering were $160,042,000. Concurrent with the 1993 Offering, the Company issued an additional 15,000 B Shares at $32.50 per share to purchase the assets utilized in the operations of its property management company.

The A Shares and B Shares had identical voting, dissolution and liquidation rights. The Company's charter provided that the holders of the B Shares were entitled to receive an annualized quarterly per share distribution equal to 105% of the annualized quarterly per share distribution on the A shares. At the Company's annual stockholders meeting held on May 25, 1995, the stockholders approved amending the Company's charter to change the name of "Series B Common Stock" to "Common Stock" ("Common Stock"). Thereafter, the holders of the A Shares had the right to convert their shares into Common Stock on a one-for-one basis until such right was terminated by the Board of Directors.

At the Company's annual stockholders' meeting held on May 23, 1996, the stockholders approved an amendment to the Company's charter to (i) provide that all outstanding shares of Series A Common Stock be changed into shares of Common Stock; (ii) eliminate the provision which entitled holders of Common Stock to receive an annualized quarterly per share dividend equal to 105% of the annualized quarterly per share dividend on the Series A Common Stock; (iii) change the name of its "Series A Common Stock" to "Common Stock" and (iv) change the name of what were formerly referred to as "Common Shares" to "Common Stock." At such time, there were approximately 38,266 outstanding shares of Series A Common Stock, which were converted on a one-for-one basis into shares of Common Stock.

In September 1996, the Company issued and sold 690,000 shares of Common Stock at a price to the public of $32.125 per share. The Company used the net proceeds of approximately $21 million for repayment of indebtedness under the Company's $75 million unsecured line of credit ("Line of Credit") and for general corporate purposes.

In 1994, the Company established a dividend reinvestment plan and voluntary stock purchase plan which resulted in the issuance of approximately 37,000 shares of Common Stock during 1996 and cumulatively 167,000 shares of Common Stock since inception. Additionally, the exercise of stock options resulted in the issuance of 41,000 shares of Common Stock in 1996 and 69,000 shares of Common Stock since the Company's inception.

In 1996, the Company issued an additional 768,000 shares of Common Stock as discussed above, raising the number of total shares of Common Stock outstanding at year end to approximately 9,069,000.

In November 1996, the Company issued $55 million aggregate principal amount of the Company's 7.50% Senior Notes due November 5, 2006. The Company used the net proceeds of approximately $54.3 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes.

On November 25, 1996, the Company filed with the Securities and Exchange Commission ("the Commission") a shelf registration statement on Form S-3 (File No. 333-16787) (the "1996 Shelf Registration Statement") for up to $175 million of debt securities, preferred stock, common stock and warrants. The 1996 Shelf Registration Statement was declared effective by the Commission on December 23, 1996.

As of December 31, 1996, the Company's total aggregate indebtedness was $184.9 million, consisting of $19.0 million of outstanding indebtedness under its Line of Credit, $154.1 million of outstanding indebtedness with respect to its outstanding Senior Notes and $11.8 million of outstanding mortgage notes that are secured by one of its Properties.

As of December 31, 1996, the Company owned or had interests in twenty-four properties consisting of twenty power centers, one stand alone retail warehouse, one joint venture shopping center under construction and two vacant land parcels (the "Properties") located in eight states containing a total of approximately
5.2 million square feet of gross leasable space with 314 tenants. The overall occupancy rate of the Properties was 97.8% at December 31, 1996.

Power centers are typically open-air centers ranging in size from 200,000 to 700,000 square feet of gross leasable area, and are usually comprised of one or more national retail anchors, often in a warehouse format. Anchor retail tenants typically occupy between 60% and 90% of the total square footage in a power center. The tenant mix in a power center is designed to draw consumers from up to a 15-mile radius, creating a shopping "destination." The majority of the Company's anchor tenants are retail warehouses, which are consumer-oriented facilities with at least 25,000 to 100,000 square feet of gross leasable area offering a variety of products for business use, personal use or resale. The retail warehouse format of merchandise display, direct manufacturer purchasing, low mark-ups and rapid inventory turnover is designed to provide substantial consumer savings compared to other sources of similar merchandise.

Each of the Company's power centers is anchored by one or more national retail tenants such as Home Depot, Price Club, HomeBase, The Sports Authority, Burlington Coat Factory, Target, Builder's Square, Toys `R' Us, or Sears Homelife. The Company typically seeks to structure tenant leases as "triple net" leases, under the terms of which the tenant is responsible for its pro rata share of costs and expenses associated with the ongoing operation of the property, including but not limited to real property taxes and assessments, repairs and maintenance and insurance. The anchor tenants generally have primary lease terms of ten to twenty years and smaller tenants typically have primary lease terms of five to ten years. The Company's leases generally provide for contractual rent increases over the life of the lease based on a fixed amount or consumer price indices, and/or percentage rent, calculated as a percentage of a tenant's gross sales above a predetermined threshold.

The Company's strategy is to continue to acquire, develop, own and manage power centers and large community centers anchored by national retail tenants who enter into long term triple net leases. The Company's business objective is to increase its funds from operations through the acquisition and development of additional properties, contractual rent increases and percentage rent, reletting of existing space at higher rents and expansion or remodeling of existing properties.

The Company intends to pursue opportunities for acquisitions with expansion potential and to develop additional power centers, community centers and stand-alone retail warehouses. The Company had conducted its development activities, including site planning, construction management and leasing, through its affiliate, K & F Development Company (the "Development Company"), a property development company which, through its predecessors, had over 20 years of experience in developing shopping centers and other properties. Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of the Development Company.

Properties

As of December 31, 1996, the Company owned or had interests in twenty-four Properties, consisting of twenty power centers, one stand-alone retail warehouse, one joint venture shopping center under construction and two vacant land parcels for future development. The Properties have approximately 5,188,000 square feet of gross leasable area with 314 tenants with an overall occupancy rate of 97.8% at December 31, 1996. Fourteen of the Properties have a Home Depot or Price/Costco warehouse or both located on them which are leased from the Company. Home Depot and Price/Costco account for 19.7% and 11.1%, respectively, of annualized contract base rental income as of December 31, 1996. The power centers are typically leased to tenants under noncancelable leases with remaining terms of one to twenty-five years and are triple net leases with few exceptions. Most of the leases also provide for future rent increases by automatic fixed rate increases or increases based on consumer price indices. Additionally, certain of the leases contain provisions for percentage participation in retail sales of the tenant in excess of a minimum amount. Home Depot accounts for greater than 10% of the total rents in nine properties, and Price/Costco accounts for greater than 10% of the total rents in seven properties.

The  power  centers  were  approximately 97.8%  leased  at  December  31,  1996.
Although adverse market conditions impacted the retail industry from 1992 through 1996, the Company's shopping centers generally contain major national and regional tenants which feature quality consumer items with value pricing that generally perform well in most economic environments.

The following schedule lists the real estate investment portfolio of the Company as of December 31, 1996:


                                                Gross                        Annualized
                                     Land      Leasable                         Base      Selected
                          Year       Area    Area(Sq.Ft.)  No. of   Percent   Rent (2)    Major
Location              Completed(1)  (Acres)  (Thousands)   Tenants  Leased   (Thousands)  Tenants
--------------------  ------------  -------  ------------  -------  -------  -----------  -----------------------
POWER CENTERS
Alhambra, CA              1988        18.4        201         10     100.0%    $2,103     Price Club
                                                                                          Levitz
Carmichael, CA            1994        18.5        215         13      98.0%     2,226     Home Depot
                                                                                          The Sports Authority
                                                                                          Longs Drugs
Cerritos, CA              1987        16.3        172         12      98.3%     1,803     Home Depot
                                                                                          AMC Theatres
                                                                                          L.A. Fitness
Chula Vista, CA           1988        31.3        363         20      99.6%     2,635     Price Club
                                                                                          HomeBase
                                                                                          Levitz
Copiague, NY              1990        24.6        246          8      83.2%     2,325     Home Depot
                                                                                          Office Max
                                                                                          Jack LaLanne (Bally's)
Corona, CA                1989        54.4        487         49      99.0%     5,186     Price Club
                                                                                          Home Depot
                                                                                          Levitz
                                                                                          Office Max
                                                                                          Ross
                                                                                          Bally's Holiday Spa
Dallas, TX                1992        15.0        210          8     100.0%     1,480     Sears Homelife
                                                                                          Best Buy
                                                                                          General Cinema
                                                                                          PETsMART
Fairfax, VA               1993        37.0        323          6     100.0%     3,713     Price Club
                                                                                          Home Depot
                                                                                          The Sports Authority
                                                                                          Computer City
Glendale, AZ              1989        40.5        340         22     100.0%     3,134     Costco
                                                                                          HomeBase
                                                                                          Levitz
Glendale, AZ (3)          1995         6.0         42          5     100.0%       330     Sears Homelife
(Talavi)                                                                                  Michaels
Houston, TX               1993        40.0        426         17     100.0%     2,704     Sears Homelife
                                                                                          Oshmans Super Sport
                                                                                          Best Buy
                                                                                          Bed, Bath & Beyond
                                                                                          Stein Mart
                                                                                          Builder's Square
                                                                                          Sony Theatres
La Mirada, CA             1993        31.2        279         46      94.6%     3,295     Toys `R' Us
                                                                                          Sav-On Drugs
                                                                                          L.A. Fitness
                                                                                          Krikorian Theatres
                                                                                          U.S. Post Office
North Haven, CT           1988        31.7        332         19     100.0%     2,786     Price Club
                                                                                          Home Depot
                                                                                          Xpect Drug
                                                                                          T.J. Maxx
North Phoenix, AZ         1996        17.0        180          7     100.0%     1,170     Burlington Coat Factory
                                                                                          Computer City
                                                                                          Staples
                                                                                          Petco
Oklahoma City, OK         1994        19.8        234         10      93.0%     1,742     Home Depot
                                                                                          Best Buy
                                                                                          HomePlace
Oxnard, CA                1990        14.4        172          4     100.0%     1,073     Target
                                                                                          Ralphs (Food 4 Less)
                                                                                          24 Hour Fitness
Phoenix, AZ               1989        26.6        335         11      96.9%     2,117     Costco
                                                                                          HomeBase
                                                                                          PETsMART
Phoenix, AZ (3)           1973         6.7         95         13      91.6%       382     Home Depot
(Hayden Plaza North)                                                                      Stool & Dinette
                                                                                          Autozone
Tempe, AZ (3)             1994        21.1        192         26      96.8%     2,092     HomeBase
                                                                                          The Sports Authority
                                                                                          L.A. Fitness
                                                                                          PETsMART
                                                                                          Staples
White Marsh, MD           1991        25.3        210          7      99.0%     1,334     Price Club
                                                                                          The Sports Authority
                                                                                          Pep Boys
                                                                                          PETsMART
STAND ALONE RETAIL
 WAREHOUSE
Santa Ana, CA             1995        12.0        134          1     100.0%     1,765     Home Depot

POWER CENTER UNDER
 CONSTRUCTION
Long Island, NY (5)        n/a        17.9        n/a        n/a       n/a        n/a     The Sports Authority
                                                                                          Borders
                                                                                          King Kullen
                                                                                          Babies `R' Us
                                                                                          HomePlace
VACANT LAND FOR
 DEVELOPMENT
Goodyear, AZ (3)           n/a        20.0        n/a        n/a       n/a        n/a     n/a
Houston, TX (4)            n/a         9.7        n/a        n/a       n/a        n/a     n/a
                                    -------  ------------  -------  -------  -----------
Total/Average                        555.4      5,188        314      97.8%   $45,395
                                    =======  ============  =======  =======  ===========










  (1) Represents the year in which the property was completed or the year in which the most significant expansion or renovation was completed, which in certain instances precedes the date the property was acquired by the Company.
  (2) Total annualized contract base rents excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, and (iii) future contractual rent escalations or cost of living increases.
  (3) Reflects the Company's 50% proportionate ownership interest in the above properties, except for the number of tenants (if applicable) which is shown at 100%.
 (4) This vacant land is adjacent and contiguous to the Company's center located in Houston, Texas.
  (5) Reflects the Company's approximate 80% proportionate interest in this property. Selected major tenants include certain signed leases.

Each of the properties listed above, except Glendale-Talavi (Arizona), Houston (Texas), La Mirada (California), Dallas (Texas), North Phoenix (Arizona),
Oklahoma City (Oklahoma), Oxnard (California), Phoenix-Hayden Plaza North (Arizona), Long Island (New York) and Goodyear (Arizona), was acquired from The Price Company, the predecessor to Price/Costco, Inc.

The Price Company indemnified the Company, with the exception of the Company's 50% interest in the Tempe, Arizona property, with respect to the presence of any hazardous material (as defined under various environmental laws) on properties sold by The Price Company to the Company if such hazardous materials were present on the date of sale. The indemnity covers any loss, liability, claim or expense, including, without limitation, removal, cleanup, engineering and attorneys' fees and expenses incurred due to the presence of hazardous materials or by reason of any investigation or claim of any governmental agency in connection with such hazardous material. Management obtained preliminary environmental reports for each of the properties acquired from The Price Company. Based on these reports and The Price Company's indemnity, management does not anticipate any significant environmental liability at any of these properties. The Company is not aware of any environmental issues with respect to these properties which would require a material expenditure by the Company regardless of whether the Company might ultimately be indemnified by The Price Company. Nevertheless, it is possible that there are environmental liabilities as to which the Company is unaware.

From late 1994 through 1996, the Company acquired the North Phoenix, Arizona; Houston, Texas; La Mirada, California; Oxnard, California; Glendale (Talavi), Arizona; Goodyear, Arizona; Phoenix (Hayden Plaza North), Arizona; Dallas, Texas and Oklahoma City, Oklahoma properties from various unrelated owners. All of these acquired properties had phase one environmental reports performed on them as well as various testing and due diligence to detect any environmental issues. The Oxnard, California property had some groundwater contamination issues with respect to an adjacent parcel owned by the sellers which was not included in the acquisition. The sellers of the property have indemnified the Company for a period of seven years from the closing date for any environmental claim to the extent such event or condition occurred or existed on or before the closing date. The Goodyear, Arizona property was formerly an agricultural site. The seller has indemnified the Company against any environmental claim or the presence of any hazardous material to the extent such event or condition occurred or existed on or before the closing date. The Company is not aware of any environmental issues with respect to these properties which would require a material expenditure by the Company regardless of whether the Company might ultimately be indemnified by the applicable seller. Nevertheless, it is possible that there are environmental liabilities as to which the Company is unaware.

The Corona, California shopping center is the only property that accounted for 10% or more of the Company's total revenue and/or total assets at December 31, 1996.

Corona Hills Price Club Plaza; Corona, California

The Corona, California property represented 10.37% of the Company's total assets and 11.55% of the total revenue for the year ended December 31, 1996. The Corona, California property is located approximately 45 miles southeast of downtown Los Angeles and contains approximately 487,000 square feet of leasable area on a 54.4 acre site. The property is owned 100% in fee and is not encumbered by any debt as of December 31, 1996. The site was developed by previous owners between 1988 and 1992. The Company acquired the property in April 1992. The center consists of 14 single-story buildings. As of December 31, 1996, this center had 50 tenant spaces, 49 of which were leased, resulting in 99.0% occupancy based on square footage. As of December 31, 1996, annual contract base rents ranged from $3.36 to $56.88 per square foot with the higher rentals attributable to smaller tenants. The average square foot rental rate was $10.61 per year. Since its acquisition, the property had the following operating results.

        For The          Average Rental
       Year Ended        Per Square Foot         Occupancy
       -----------       -----------------       ----------
          1992              $ 8.95                  94.0%
          1993                9.94                  97.1
          1994                9.45                  93.7
          1995                9.98                  98.8
          1996               10.61                  99.0

As of December 31, 1996, the property had two tenants which occupied more than 10% of the total space.


                                         Tenant
                                         ------
                           PRICE CLUB            HOME DEPOT
Nature of Business         Discount warehouse    Home improvement
                                                 center
Square Footage             114,112               100,000
Lease Term                 15 years              20 years
Start Date                 5/01/1992             11/20/1989
Expiration Date            4/30/2007             01/31/2010
Square Feet (% of total)   23%                   21%
Annual Rent                $384,800              $825,000
Future Rent Increases      Fixed increase        Fixed increase
                           every year            every 5 years
Renewal Options            Seven 5 years         Four 5 years


The following table shows the expiration schedule of leases in effect at December 31, 1996.




    No. of    Net Rentable
           Leases       Sq. Ft.     Annualized     % of
   Year   Expiring  (In Thousands)  Base Rent    Total Rent
   -----  --------  --------------  ----------  ------------
   1997       3          6,504     $  101,706       1.97%
   1998       5         10,125        173,838       3.36
   1999       3          9,080        138,048       2.67
   2000      11         43,005        590,523      11.42
   2001      10         30,049        507,928       9.82
   2002       1          4,500         67,500       1.30
   2003       1         11,734        138,138       2.67
   2004       1          5,000        103,500       2.00
   2005       1          4,275         68,400       1.32
   2006+     13        358,562      3,296,363      63.47

In the opinion of management, the Corona Hills Property is adequately covered by insurance.

Real estate taxes for 1996 were at a rate of approximately 1.92% of assessed value, or approximately $844,000, most of which is reimbursed under tenant leases.

The Property is located at the northwest corner of the Riverside (91) Freeway at McKinley Boulevard. Corona Hills Price Club Plaza is the largest retail center in a sub-market which has demonstrated strong population growth in recent years.


Recent and pending acquisitions

On January 16, 1997 the Company completed the acquisition of Westgate Market in Wichita, Kansas. Westgate Market contains approximately 134,000 rentable square feet and is anchored by Best Buy, T.J. Maxx and Michael's and was approximately 96% leased as of December 31, 1996. The purchase price was approximately $9.8 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

The Company has entered into a contract to purchase Arboretum Crossing (Phase I) in Austin, Texas. Arboretum Crossing (Phase I) contains approximately 183,000 rentable square feet, is anchored by Circuit City, Baby Superstore (Toys 'R'
Us), Cost Plus,       Designer Shoe Warehouse, Just for Feet and Mikasa and  was
approximately 98% leased as of December 31, 1996. The purchase price is approximately $23.3 million. Because the Company's obligation to consummate the purchase is contingent upon the completion of due diligence, no assurance can be given that the acquisition will occur.

In May 1995, the Development Company entered into a joint venture ("Smithtown Venture") with King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain, to develop a power center in the Commack area of Long Island, New York. The Development Company held an ownership interest of approximately 80% in the joint venture and King Kullen holds the remaining interest of approximately 20%. The property is subject to a 49 year ground lease with four ten year renewal options.

On October 2, 1996, the Company purchased the Development Company's approximate 80% ownership interest in the Smithtown Venture. The Company paid the Development Company the sum of $250,000 pursuant to the purchase agreement. The construction, estimated to cost approximately $23 million, commenced in the summer of 1996. It is anticipated that the power center will contain an aggregate of 270,000 leasable square feet of space. The shopping center is scheduled to open by summer 1997. Based on executed leases, the center will be anchored by King Kullen, Borders Books & Music, HomePlace, Babies 'R' Us (Toys 'R' Us) and The Sports Authority. In addition, Target plans to open a 125,000 square foot store on a contiguous parcel of land. The Company's share of construction and development costs will be funded by borrowings under the Company's Line of Credit and operating funds to the extent such funds are available. As of December 31, 1996, the Company has cumulatively funded $6,829,000 for its share of the Smithtown Venture construction costs to date.


Property Management

The Company entered into an agreement concurrently with the 1993 Offering to acquire the property management business of its property manager, K&F Commercial Properties ("K&F"). In August 1993, the two principals of K&F, Mr. Joseph Kornwasser and Mr. Jerald Friedman, became executive officers of the Company. Sol Price, the Company's former Chairman of the Board of Directors, resigned as President and Chief Executive Officer in August 1993. Mr. Kornwasser became President, Chief Executive Officer and a Director of the Company, and Mr. Friedman became Senior Executive Vice President and Chief Operating Officer of the Company. In March 1994, Mr. Friedman resigned his positions at the Company and became Chairman of the Board of Directors and Chief Executive Officer of the Development Company. Effective January 1997, the Company acquired the assets and assumed the liabilities of the Development Company. In connection with this transaction, Mr. Friedman was reinstated as the Company's Senior Executive Vice President and Chief Operating Officer, and certain other Development Company officers were elected to serve as executive officers of the Company.

The Company's property management division conducts all in-house property management services, including leasing, for the Company's Properties and certain other properties. The Company managed various properties held by Price Enterprises, Inc. for a fee of 3.5% of the fixed rents received with certain exceptions. As of January 1, 1997, the Company ceased management services for the Price Enterprises, Inc. properties. The Company also manages certain properties held by Messrs. Kornwasser and Friedman and unrelated entities under a comparable fee arrangement.

Development Company

Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of the Development Company and elected certain of the officers of the Development Company to serve as officers of the Company. The Company acquired the assets pursuant to a distribution to the Company as owner of 100% of the non-voting preferred stock of the Development Company.

Operating Strategy

The Company operates in a manner intended to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

The Company's strategy is to acquire, develop, own and manage power centers anchored by national retail warehouse tenants such as Home Depot, Price Club, HomeBase, The Sports Authority or Target. These tenants typically enter into long-term (ten to twenty years) triple net leases which provide for contractual rent increases and/or percentage rents. In addition, the Company seeks, through intensive management of its properties, to continually improve the mix and quality of smaller tenants which generally enter into shorter-term (five to ten years) triple net leases which also provide for contractual rent increases and/or percentage rents. The Company's business objective is to continue to increase its funds from operations and the value of its properties through the acquisition of additional properties, contractual rent increases and/or percentage rents, reletting of existing space at higher rents and expansion or remodeling of existing properties. The Company generally intends to hold its properties for long-term investment. However, the Company may dispose of a property if it deems such disposition to be advantageous.

The Company intends to aggressively pursue opportunities for acquisitions with expansion potential or develop additional power centers, large community centers and stand-alone retail warehouses. The Company believes that under current economic and financial conditions excellent opportunities continue to exist for buyers and developers of shopping centers who have access to capital. This belief is based upon several factors including the shortage of financing for shopping center development from traditional sources and the fact that many developers and lending institutions are being forced to liquidate their real estate holdings. There can be no assurance, however, that acquisition or development opportunities consistent with the Company's strategy will be available to the Company, or, if available, will be available on terms favorable to the Company.

While the Company will continue to focus primarily on acquisitions of developed properties it may, from time to time, renovate and expand its properties and pursue selected development opportunities.

The Company's geographic focus has been on metropolitan areas in the southwestern and eastern United States. Through its Chicago office, the Company is currently pursuing acquisition and development opportunities in the midwest United States. As the Company seeks acquisition opportunities, it will focus on metropolitan areas throughout the country.

Price Enterprises Relationship

In December 1993, The Price Company and Costco Wholesale Corporation ("Costco") were combined into a new corporation called Price/Costco, Inc. ("Price/Costco"). Following the merger, certain basic philosophical differences developed between former executives of The Price Company and Costco. Subsequently, in December 1994, Price/Costco completed a spin-off, through a stock exchange offer, of certain real estate and other assets into a new company called Price Enterprises, Inc. ("Enterprises"). Mr. Price, founder of The Price Company and former Chairman of the Board of the Company, is a significant shareholder of Enterprises. Mr. Price also beneficially owns approximately 6.4% of the shares outstanding of the Common Stock of the Company. Mr. Price, the former Chairman of the Board, did not stand for reelection to the board in 1995.

The Company performed property management services for certain properties owned by Enterprises for a fee of 3.5% of the fixed rent received, with certain exceptions. The Company also provided certain real estate consulting services to Enterprises for a fee. In addition, the Development Company performed certain development and leasing services for Enterprises.

On September 1, 1996, the Company ceased performing management services for four Enterprises' shopping centers located in California and Arizona. On January 1, 1997, the Company ceased performing management services for the six remaining Enterprises' shopping centers located in the northeast United States.

In the past a number of properties have been acquired by the Company from The Price Company or its successor, Price/Costco. Currently there are no understandings or agreements to purchase or sell properties between the Company and Enterprises, which has succeeded in ownership to many of the properties previously owned by Price/Costco.

Management and Employees

The Company is self-administered and self-managed real estate investment trust. The Company's Board of Directors and executive officers are responsible for providing a continuing investment program. The Company had 42 employees as of December 31, 1996. In conjunction with the acquisition of the Development Company at January 1, 1997, the Company added 10 former employees of the Development Company.

Item 2.  Properties

Information concerning property owned by the Company may be found under Item 1. Business.

Item 3.  Legal Proceedings

Neither the Company nor its Properties was a party to any material legal proceedings during the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matters were submitted for a vote of stockholders.



                                     Part II

Item 5. Market for the Registrant's Common Stock & Related Stockholder Matters

The Company's shares of Common Stock are currently traded on the New York Stock Exchange ("NYSE") under the symbol "RET." Information concerning Series A Common Stock may be found under the "General" section of Item 1. Business. At March 15, 1997, the Company had approximately 7,000 stockholders of its Common Stock.

The high and low composite closing sales prices on the NYSE for the Company's Common Stock for each full quarterly period from January 1, 1995 through December 31, 1996, and the amount of dividends paid for the Common Stock and Series A Common Stock are as follows:

                         Market Quotations            Cash
                     Common Stock     Series A    Dividends Paid
                     ------------   ------------  --------------
                                                  Common  Series
Quarter Ended        High    Low    High    Low    Stock    A
                     -----  -----   -----  -----   -----  -----
March 31, 1995       30.75  28.25     *      *     .6600  .6286
June 30, 1995        30.25  27.63     *      *     .6600  .6286
September 30, 1995   32.25  29.38     *      *     .6700  .6381
December 31, 1995    31.00  27.75     *      *     .6800  .6476
March 31, 1996       31.13  28.50     *      *     .7000  .6667
June 30, 1996        32.38  28.75    n/a    n/a    .7000   n/a
September 30, 1996   32.63  31.00    n/a    n/a    .7000   n/a
December 31, 1996    38.50  31.63    n/a    n/a    .7000   n/a

* During these periods, the A shares were not traded on any exchange and had limited trading volume. Consequently, stock price data is difficult to determine and may not be meaningful.

The Company has paid quarterly dividends since its initial offering in December 1991 and intends to pay regular quarterly dividends in the future. There are currently no restrictions on the Company's present or future ability to pay such dividends. Dividends will be paid based on the Company's cash flow which, due primarily to depreciation, exceeds net income.

Under provisions of the Code, the portion of cash dividends that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of noncash expenses, primarily depreciation, in the
determination  of  earnings  and profits.   The status  of  the  cash  dividends
distributed for the years ended December 31, 1996, 1995 and 1994 for tax purposes is as follows:
                             1996      1995      1994
                             ----      ----      ----
     Taxable portion       78.36%    82.00%    86.92%
     Return of capital     21.64%    18.00%    13.08%
                          -------   -------   -------
                          100.00%   100.00%   100.00%
                          =======   =======   =======
Item 6. Selected Financial Data
The following income and expense items are for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                        1996     1995     1994     1993     1992
                     -------  -------  -------  -------  -------
Rental income         51,292   40,152   37,599   27,332   18,659
Income from rental
  operations          29,507   23,289   21,850   15,886   10,862
Net income            16,919   16,386   16,904    9,128    4,118
Total assets         428,071  382,478  312,419  292,195  190,010
Unsecured debt       173,114  155,082   84,000   65,000   40,000
Mortgage debt         11,794    2,750    2,750       --   36,980
Cash dividends paid   24,336   22,038   20,859   12,128    6,610
Cash dividends paid
  per share
 Common Stock           2.80     2.67     2.56     0.97       --
 Series A Common Stock  0.67     2.54     2.44     2.38     2.26

For more detailed financial information, see part IV Item 14.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

The Company's objectives are to own a portfolio of income-producing real estate properties that will provide cash for quarterly dividends to stockholders while protecting investor capital and providing potential for long-term appreciation. To meet these objectives, the Company primarily invests in stabilized retail properties having strong credit tenants and historical cash flow trends sufficient to meet the Company's dividend objectives.

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

General

During 1995 and 1996, the Company acquired a number of properties.

On November 17, 1995, the Company acquired a 426,097 square foot shopping center located in Webster, Texas (Houston area) for $25.7 million. The Company financed this acquisition with borrowings of $18 million under its $75 million unsecured line of credit ("Line of Credit") and $7.7 million of operating cash.

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

On December 2, 1996, the Joint Venture entered into an agreement to purchase additional shopping space, in the Talavi Towne Center, Arizona. The additional shopping space is approximately 25,000 square feet and is approximately 97% leased. The purchase price is approximately $3 million. The Joint Venture is expected to complete the acquisition in March 1997.

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

On November 20, 1996, the Company completed the acquisition of Centennial Plaza shopping center in Oklahoma City, Oklahoma. Centennial Plaza contains approximately 234,000 rentable square feet and is anchored by Home Depot, Best Buy and HomePlace and was approximately 93% leased. The purchase price was approximately $16.7 million, of which approximately $11.8 million is evidenced by two non-recourse loans (subject to customary exceptions) secured by the property. The Company assumed the loans, rather than paying the purchase price in cash, because the terms of the loans prohibit prepayment. The loans bear interest at 9.0% and 9.25% per annum, respectively, and will mature on June 1, 2013 and December 1, 2014, respectively. The balance of the purchase price was financed with $4.9 million of operating cash.

During 1996, the Company completed the retenanting and expansion of a number of its properties. The major activities included redevelopment of the Corona, California center by the addition of an Office Max store and the redevelopment and expansion of the North Phoenix, Arizona center by the addition of a Petco store. Capital expenditures relating to these two properties during 1996 were approximately $1.6 million.


Results of Operations

Comparison  of the year ended December 31, 1996 to the year ended  December  31,
1995

Rental revenue increased from $40,152,000 in 1995 to $51,292,000 in 1996. An increase of $650,000 was attributable to a lease buyout settlement from the Copiague property in December 1996. An additional increase of $10,268,000 was attributable to new rental revenue from properties acquired during 1996 and in the last quarter of 1995. The remaining $222,000 increase was due to additional rents generated from the expansion of existing properties, higher occupancy rates in certain properties, contractual base rent increases tied to Consumer Price Indices ("CPI") and common area maintenance reimbursements for properties which were owned by the Company during all of 1995 and 1996. During the next ten years, scheduled lease expirations average less than 4% per year (on the basis of revenues) and do not exceed 8.5% in any one year. There can be no assurance, however, that local economic conditions will not adversely affect the Company's revenues or that the Company's tenants will make timely payments under the leases.

Management fee income from third party contracts increased from $1,042,000 in 1995 to $1,085,000 in 1996. The increase was due to higher fees generated from the Company's management of other properties owned by third parties. The management fee income that the Company realizes is affected by the rental revenues received from the properties it manages. As such rental revenues increase, management fees are also expected to increase.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. ("Enterprises") shopping centers located in California and Arizona. On January 1, 1997, the Company ceased management services for the six remaining Enterprises' shopping centers located in the northeast United States. This will result in a significant reduction in the Company's future third party management fee income. The Company expects that this reduction should be partially offset by a reduction in related operating expenses. Total third party management fee income accounted for approximately 2% of the Company's total revenues for the year ended December 31, 1996. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its own portfolio as well as any additional future acquisitions.

Equity in earnings of joint ventures for the year ended December 31, 1996 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in each of which it holds a 50% general partnership interest. The equity in earnings of joint venture amount increased from $1,456,000 for the year ended December 31, 1995 to $1,556,000 for the same period in 1996. An increase of $354,000 was attributable to the newly formed Hayden Plaza joint venture in 1996 and the Talavi property that Centrepoint Associates acquired in December 1995. This increase was partially offset by a decrease in earnings from Centrepoint partnership due to the applicable interest expense incurred on borrowings used to finance the acquisition, and depreciation and amortization expense included in the current year as the result of the new acquisition discussed above.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $7,177,000 for the year ended December 31, 1995 to $9,909,000 for the same period in 1996. Approximately $2,635,000 of this increase was attributable to properties acquired in the fourth quarter of 1995 and during 1996. The remainder of the increase was attributable to slightly higher operating costs.

Depreciation expense increased from $9,686,000 for the year ended December 31, 1995 to $11,876,000 for the same period in 1996. Approximately $1,735,000 of the increase was attributable to the properties acquired in the fourth quarter of 1995 and during 1996. The remainder of the increase was the result of additional depreciation on new construction on existing properties.

Interest expense increased from $6,939,000 for the year ended December 31, 1995 to $12,071,000 for the same period in 1996. This increase was mainly attributable to the Company's average outstanding indebtedness during the year ended December 31, 1996 which was approximately $59 million greater than the average amount of outstanding indebtedness during the same period in 1995. During 1996 and the fourth quarter 1995, the Company increased its outstanding indebtedness in order to finance the majority of the Company's acquisitions and certain ongoing construction and development projects. Additionally, the issuance of the $100 million and $55 million Senior Notes due in November 2000 and 2006, respectively, were at a slightly higher fixed rate of interest than the short term variable rate debt under the Company's Line of Credit. This significantly reduced the Company's future exposure to rising interest rates. The remainder of the increased interest expense was attributable to the amortization of the note discount and other costs of the issuance in November 1995 and November 1996 of the Company's Senior Notes which are reflected as interest expense.

Comparison  of  the year ended December 31, 1995 to the year ended December  31,
1994

Rental revenue increased from $37,599,000 in 1994 to $40,152,000 in 1995. An increase of $966,000 was attributable to the result of one full year of rental revenue from the North Phoenix property acquired in December 1994. An additional increase of $429,000 was attributable to new rental revenue from properties acquired in the last quarter of 1995. The remaining $1,158,000 increase was due to additional rents generated from retenanting and expansion of existing properties and higher occupancy rates and base rent increases and common area maintenance reimbursements for the twelve properties which were owned by the Company during all of 1994 and 1995.

Management fee income from third party contracts increased from $789,000 in 1994 to $1,042,000 in 1995. Approximately $146,000 of this increase was due to one full year of management fees collected during 1995 from a new shopping center in Arlington, Virginia that the Company managed for Enterprises. The remainder of the increase was due to fees generated from the Company's management of Enterprises' existing shopping centers and certain other properties owned by third parties. During 1994 and 1995, several additional tenants were added to Enterprises' properties which in turn generated additional management fee income for the Company.

Equity in earnings of joint venture for the year ended December 31, 1995 reflects the Company's share of earnings from the Tempe, Arizona joint venture in which it holds a 50% general partnership interest. The Company acquired this interest on April 15, 1994. The equity in earnings of joint venture amount increased from $584,000 in 1994 to $1,456,000 in 1995 due to additional rental income the joint venture generated from the completion of construction of Phase II of the project in December 1994 as well as the inclusion in 1995 of a full year of income as compared to inclusion in 1994 of a partial year of income.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $6,584,000 in 1994 to $7,177,000 in 1995.
Approximately $82,000 of this increase was attributable to properties acquired in the fourth quarter of 1995. Approximately $97,000 of this increase was due to property taxes on the North Phoenix property acquired in December 1994. The remainder of the increase is attributable to higher property tax assessments due to new construction and increased amounts set by taxing authorities and to the slightly increased operating expenses of existing properties.

Depreciation expense increased from $9,165,000 in 1994 to $9,686,000 in 1995. Approximately $275,000 of the increase was attributable to the North Phoenix property acquired in December 1994. Also, approximately $84,000 of the increase was attributable to the Houston property which was acquired in November 1995. The remainder of the increase was the result of additional depreciation on new construction on existing properties that was completed in 1995.

Interest expense increased from $4,085,000 in 1994 to $6,939,000 in 1995. Approximately $1,282,000 of this increase was attributable to the $100 million of Senior Notes that the Company issued in a public offering that was completed in November 1995. The remaining increase was due to additional indebtedness that was incurred to purchase the North Phoenix property in December 1994 and the Houston, La Mirada and Oxnard properties in the fourth quarter of 1995 and to fund ongoing construction for various properties during 1995.

Capital Resources and Liquidity

The Company's principal sources of funding for the acquisition, development, expansion and renovation of properties are its Line of Credit, secured notes, public equity financing, public unsecured debt financing and cash flow from operations.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1991. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company must distribute at least 95 percent of its taxable income.

The Company paid dividends in the aggregate amount of $24,336,000 during the year ended December 31, 1996, of which $908,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

On August 15, 1995, the Company filed a shelf registration statement (the "1995 Shelf Registration Statement") with the Securities and Exchange Commission for up to $175 million of debt securities, preferred stock, common stock and warrants.

On November 1, 1995, the Company completed an underwritten public offering (the "1995 Offering") of $100 million aggregate principal amount of the Company's Senior Notes due November 1, 2000 at an interest rate of 7.25% pursuant to the 1995 Shelf Registration Statement. The 7.25% Senior Notes were priced at an aggregate of $99,050,000. The Company used $91,000,000 of the net proceeds from the 1995 Offering to repay indebtedness then outstanding under the Company's Line of Credit and the remaining net proceeds were used for general corporate purposes.

On November 1, 1995, the Company modified its Line of Credit, substituting one of the three banks in the original lending group with Morgan Guaranty Trust Company of New York as lead agent. Concurrently with completion of the 1995 Offering and the repayment of the Line of Credit, certain other modifications were made to the Line of Credit including, among others, (i) incorporation of certain additional financial covenants and conditions into the loan agreement and documentation, (ii) a reduction of the initial borrowing capacity from $100 million to $75 million, (iii) a modification of the interest rate payable on borrowings outstanding to LIBOR plus 1.4% and (iv) an extension of the initial maturity to October 1997, with an option to extend for an additional year upon satisfaction of certain conditions.

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee ranging from .25% to .375% per annum of the unused portion of the Line of Credit. Effective January 1, 1997, the commitment fee was reduced to .25% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On July 2, 1996, the Company borrowed $13 million to fund the acquisition of the Mesquite, Texas property. On September 13, 1996, the Company used most of the net proceeds from the sale of Common Stock (described below) to repay $18 million of indebtedness under the Line of Credit. On October 31, 1996, the Company borrowed $1 million to fund its 50% share of the construction costs of the Long Island, New York property. On November 7, 1996, the Company used most of the net proceeds from the sale of Senior Notes due November 2006 to repay $50 million of indebtedness under the Line of Credit. On December 30, 1996, the Company borrowed an additional $16 million to purchase the Wichita, Kansas property which was completed on January 16, 1997 and to replenish operating funds. At December 31, 1996, the outstanding balance of the borrowing under the Line of Credit was $19 million.

Interest on the outstanding balance is payable periodically, but at least quarterly. On October 23, 1996 the interest rate margin on the Line of Credit was reduced from 1.4% to 1.25%. Capitalized interest costs for the year ended December 31, 1996 were approximately $469,000.

On September 9, 1996, the Company issued and sold 690,000 shares of Common Stock (the "Equity Offering") at a price to the public of $32.125 per share. The Company used the net proceeds of approximately $21 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes.

On October 18, 1996, Moody's Investors Service, Inc. upgraded its rating of the Company's senior debt to "Baa3" from "Ba1." According to Moody's, the rating
action  primarily reflects the        improvements that the Company has made  to
its property base and geographic and tenant concentration.

On November 5, 1996, the Company completed an underwritten public offering ("1996 Offering") of $55 million aggregate principal amount of the Company's Senior Notes at an interest rate of 7.50%. The 7.50% Senior Notes were priced at an aggregate of $54,870,000. The net proceeds from the 1996 Offering were used to repay $50 million of indebtedness outstanding under the Company's Line of Credit. The remaining net proceeds were used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 5 and November 5 of each year until the maturity date of November 5, 2006 at which time the aggregate principal is due.

After the repayment of indebtedness under the Company's Line of Credit with the net proceeds of the 1996 Offering, the Company expects to borrow under the Line of Credit to fund its future acquisition and development activities.

On November 25, 1996, the Company filed a shelf registration statement on Form S 3 (File No. 333-16787)(the "1996 Shelf Registration Statement") for up to $175 million of debt securities, preferred stock, common stock and warrants (collectively, the "Securities"). The 1996 Shelf Registration Statement was declared effective by the Commission on December 23, 1996.

On January 15, 1997, the Company issued and sold 1,600,000 shares of Common Stock (the "1997 Stock Offering") at a price to the public of $37.625 per share pursuant to the 1996 Shelf Registration Statement. The Company used the net proceeds of approximately $57 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes. The Company currently has the ability to issue up to approximately $115 million of the remaining securities pursuant to the 1996 Shelf Registration Statement.

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

In an effort to strengthen its balance sheet to support future growth, the Company sold an aggregate of 2,290,000 shares of Common Stock in September 1996 and January 1997 and $55 million principal amount of its 7.50% Senior Notes in November 1996. As a result of these issuances, the Company believes that it is well-positioned for future growth, and that it has minimized its potential exposure to high levels of variable rate debt and provided a favorable capital structure for the Company. The combined effect of such issuances with the discontinuation of fee based management services for Price Enterprises, however, is expected to negatively impact its short term earnings and funds from operations on a per share basis. Because future earnings are subject to many variables beyond the Company's control, such as the Company's timing of completion of its acquisitions and development projects, the Company is not able to quantify the effect of such events on its future results.

The information in the immediately two preceding paragraphs are forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of the Company's planned development of new centers, and expansion of existing centers; the actual costs associated with such developments; and the strength of the local economies in the sub-markets in which the Company operates. Higher than expected costs, delays in development of centers, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

FUNDS FROM OPERATIONS

Most industry analysts and equity REITs, including the Company, consider Funds from Operations ("FFO") an appropriate supplemental measure of operating performance of an equity REIT. In general, FFO adjusts the net income for non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains or losses. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of Funds from Operations and recommended that REITs adopt this new definition beginning in 1996.

The Company is including its FFO computation in this report as defined by and in accordance with the recommendation of NAREIT.

The following table sets forth the Company's calculation of FFO for the three months and twelve months ended December 31, 1996 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods of 1995, which has been modified to conform to the new NAREIT definition.


                         Three months ended   Twelve months ended
                               December 31,        December 31,
                             1996      1995      1996      1995
                          -------   -------   -------   -------
                                     (In Thousands)
Net income                $ 4,623   $ 4,204   $16,919   $16,386
Depreciation                3,053     2,536    11,876     9,686
Joint ventures FFO
  adjustment                  169       206       661       510
                          -------   -------   -------   -------
Funds from Operations     $ 7,845   $ 6,946   $29,456   $26,582
                          =======   =======   =======   =======

Weighted average numbers
  of shares outstanding     9,062     8,292     8,560     8,259

Prior to the Company's adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for deferred rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $534,000 and $345,000 including the deferred rent adjustments to the Joint
Ventures for the three month periods ended December 31, 1996 and 1995, respectively, and $2,370,000 and $1,815,000, for the twelve month periods ended December 31, 1996 and 1995, respectively.

Economic Conditions

Many regions of the United States, including regions where the Company owns property, have experienced an economic recession in the past several years. Some areas currently appear to be experiencing a turnaround. However, if there is a continuation of the economic recession, or further adverse changes in general or local economic conditions, it could result in the inability of some existing tenants of the Company to meet their lease obligations and could also adversely affect the Company's ability to attract or retain tenants.

Management believes that inflation generally will beneficially affect the long-term potential appreciation of the Company's properties. The majority of the Company's leases contain provisions designed to mitigate the short-term adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents, which generally increase as prices rise, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. Most of the Company's leases require the tenant to pay its pro rata share of costs and expenses associated with the ongoing operation of the property, including but not limited to, real property taxes and assessments, repairs and maintenance and insurance, thereby reducing the Company's exposure to increases in operating costs and expenses resulting from inflation.

Inflation, however, may adversely affect certain of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these costs could increase at a rate greater than the rate of rent increases. Also, with respect to tenant leases with stated rent increases, such as the leases for the Price Club warehouses, inflation may have a negative effect as the stated rent increases in those leases could be lower than the increase in inflation.


Item 8.  Financial Statements and Supplementary Data

         The response to this item is submitted in Item 14 of this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None


Part III

Item 10. Directors and Executive Officers of the Registrant

         Information called for by this Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be mailed to stockholders in April 1997.

Item 11. Executive Compensation

         Information  called  for  by  this Item 11 is  hereby  incorporated  by
         reference from the Company's   definitive Proxy Statement to be  mailed
         to stockholders in April 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information called for by this Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be mailed to stockholders in April 1997.

Item 13. Certain Relationships and Related Transactions

         Information called for by this Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be mailed to stockholders in April 1997.



Part IV

Item 14. Exhibits, Financial Statement Schedule, and
         Reports on Form 8-K.

(a)  (1) The following consolidated financial statements of The
         Price REIT, Inc. are included as a part of this report:

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Income - Years ended December
         31, 1996, 1995, and 1994

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements - December
         31, 1996

     (2) The following consolidated financial statement schedule of The Price REIT, Inc. is included as a part of this report.

         Schedule III    Real Estate and Accumulated Depreciation

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Listing of Exhibits - The response to this portion of
         Item 14 is submitted in Item 14(c).

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

     A Current Report on Form 8-K was filed on November 5, 1996 in order to file an exhibit related to the Company's sale of Senior Notes (described below).

     A Current Report on Form 8-K was filed on November 6, 1996
     1996 reporting the issuance and sale of $55,000,000 principal amount of 7 1/2% Senior Notes due 2006.

(c)  Exhibits Pursuant to Item 601 of Regulation S-K

   3.1  Articles of Incorporation, as amended to date (4)

   3.2  Amended and Restated Bylaws of the Company. (4)

   3.3 Articles of Amendment (Incorporated by reference to Exhibit 3.1 from Form 10-Q, dated August 14, 1996)

   4.1  Indenture, dated October 27, 1995, between The Price
        REIT, Inc. and First Trust of California, National
        Association, as Trustee. (10)

   4.2  7.25% Senior Notes due November 1, 2000. (10)

   4.3  7.50% Senior Notes due November 1, 2006.

  10.3  Master Lease with The Price Company, Amendment No.
        1 dated September 25, 1991. (1)

  10.6  Form of Indemnification Agreement. (3)

  10.7  Home Depot Lease (North Haven). (1)

  10.8  Home Depot Lease (Carmichael). (1)

  10.9  Home Club Lease (Chula Vista). (1)

  10.10  Home Club Lease (Phoenix). (1)

  10.13  Lease Between The Price REIT, Inc. and The Price
         Company (Corona Price Club). (2)(Previously referenced as Exhibit 10.7 to the Company's Report on Form 8-K, dated May 13, 1992).

  10.15  Stock Option Agreement dated November 2, 1992 (Mr.
         George M. Jezek). (3)

  10.19 Employment Contract by and between the Company and Joseph Kornwasser, an individual. (6)

  10.19A Amendment to Employment Contract by and between the Company and Joseph Kornwasser, an individual, dated
         January 30, 1995. (7)

  10.20 Second Amendment to Employment Contract by and between the Company and Joseph Kornwasser, an individual, dated
         December 11, 1995.

  10.21 Stock Option Agreement (relating to 1995 grant of options to Joseph Kornwasser).

  10.23  Stock Option Agreement (Mr. Joseph Kornwasser). (6)

  10.24  Stock Option Agreement (Mr. Jerald Friedman). (6)

  10.25  1993 Stock Option Plan. (6)

  10.27  Loan Agreement ($1.25 million) with K&F
         Development Company, a California corporation. (6)

  10.34  Service Agreement by and between the Company and
         K&F Development Company, a California corporation.
         (6)

  10.37  $75 million Revolving Credit Facility dated
         September 22, 1993. (5) (Incorporated by reference to
         Exhibit 10.2 from the Company's Current Report on Form
         8-K, dated October 1, 1993).

  10.37A Amendment to Revolving Credit Facility Agreement dated May 9, 1994. (7)

  10.37B Second Amendment To Credit Agreement (8)
         (Incorporated by reference to Exhibit 10.1 from the
         Company's Quarterly Report on Form 10-Q, dated May 10,
         1995)

  10.38 Purchase and Sales Agreement, dated March 23, 1994, between the Company and an affiliate of Price/Costco Centrepoint Associates Partnership Interest. (Incorporated by reference to Exhibit
         10.35 from the Company's Quarterly Report on Form 10-Q, dated August 11, 1994.)

  10.39  Purchase Agreement North Phoenix, Arizona, dated
         July 12, 1994. (7)

  10.40 Amended and Restated Credit Agreement, dated as of November 1, 1995 by and among The Price REIT, Inc.
         and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed therewith. (10)
         (Incorporated by reference to Exhibit 4-3 to the Company's Quarterly Report on Form 10-Q dated November 9, 1995.)

  10.41  Amendment, dated December 20, 1995, to Amended and
         Restated Credit Agreement dated as of November 1,
         1995.

  10.42  Operating Agreement of the Smithtown Venture
         Limited Liability Company, dated as of May 12,
         1995, by and among K & F Development Company and King Kullen Grocery Co., Inc.

  10.43 Loan Agreement between Centrepoint Associates LLP and Wells Fargo Realty Advisors Funding
         Incorporated, dated as of December 27, 1995.

  10.44  Promissory Note Secured by Deed of Trust, dated
         December 27, 1995.

  10.45  Purchase and Sale Agreement and Joint Escrow
         Instruction dated December 13, 1995 by and between Centrepoint Associates LLP, and Suncor Development
         Company (relating to Glendale (Talavi), Arizona property.)

  10.46  Purchase and Sale Agreement and Joint Escrow
         Instruction dated December 13, 1995 by and between Centrepoint Associates LLP, and Suncor Development
         Company (relating to Goodyear, Arizona property).

  10.47  Purchase and Sale Agreement dated September 21,
         1995 by and between The Price REIT, Inc. and The
         Centre at Baybrook, Ltd. (Houston, Texas property)
         (Incorporated by reference to Exhibit 10.1 from the
         Company's Current Report on Form 8-K, dated January 10,
         1996)

  10.48 Purchase and Sale Agreement between La Mirada Retail Realty, Inc. and The Price REIT, Inc. dated as of December 27, 1995 (La Mirada, California property) (Incorporated by reference to Exhibit
         10.1 from the Company's Current Report on Form 8-K, dated January 10, 1996)

  10.49 Purchase and Sale Agreement dated December 7, 1995 by and between The Price REIT, Inc., and Real
         Estate Investment Trust of California (Oxnard,
         California property) (Incorporated by reference to
         Exhibit 10.1 from the Company's Current Report on Form
         8-K, dated January 10, 1996)

  10.50 Amended and Restated Credit Agreement, dated as of March 22, 1996 by and among The Price REIT, Inc.
         and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed herewith.(11)
         (Incorporated by reference to Exhibit 4.3 from the Company's Quarterly Report on Form 10-Q, dated May 10, 1996.)

  10.51 Purchase and Sale Agreement dated March 22, 1996 by and between The Price REIT, Inc., and Town East Center Joint Venture (Mesquite, Texas property)
         (12) Incorporated by reference to Exhibit 10.41 from the Company's Quarterly Report on Form 10-Q, dated August 14, 1996.)

  10.52 Purchase and Sale Agreement dated April 16, 1996 by and between The Price REIT, Inc., and MGC Joint Venture (Mesquite, Texas property) (12) (Incorporated by reference to Exhibit 10.42 from the Company's Report on Form 10-Q, dated August 14, 1996.)

  10.53 Purchase and Sale Agreement dated August 23, 1996 by and between The Price REIT, Inc. and Centennial Plaza Limited Partnership (Centennial Plaza,
         Oklahoma property)(13) (Incorporated by reference to Exhibit 10.41 from the Company's Quarterly Report on Form 10-Q, dated November 14, 1996.)

  10.54 Amended and Restated Credit Agreement, dated as of October 22, 1996 by and among The Price REIT, Inc.
         and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed herewith. (13)
         (Incorporated by reference to Exhibit 4.3 from the Company's Quarterly Report on Form 10-Q, dated November 14, 1996.)

  12.1   Statement Re: Computation of Ratio Earnings to
         Fixed Charges.

  23.1   Consent of Ernst & Young LLP Independent Auditors

  27     Financial Data Schedule

Footnotes:

(1) Incorporated herein by reference from the Company's Registration Statement (No. 33-42064) Amendment No. 1 dated September 25, 1991 in which this exhibit bore the same number, unless otherwise indicated.

(2) Incorporated herein by reference from the Company's Current Report on Form 8-K dated May 13, 1992, in which this exhibit bore the same number, unless otherwise indicated.

(3) Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 15, 1993 in which this exhibit bore the same number, unless otherwise indicated.

(4) Incorporated herein by reference from the Company's Registration Statement (No. 33-64344) Amendment No. 2 dated August 3, 1993 in which this exhibit bore the same number, unless otherwise indicated.

(5) Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 1, 1993, in which this exhibit bore the same number, unless otherwise indicated.

(6) Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 15, 1994, in which this exhibit bore the same number, unless otherwise indicated.

(7) Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 15, 1995, in which the exhibit bore the same number, unless otherwise indicated.

(8) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated May 10, 1995, in which the exhibit bore the same number, unless otherwise indicated.

(9) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated August 11, 1995, in which the exhibit bore the same number, unless otherwise indicated.

(10) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated November 9, 1995, in which the exhibit bore the same number, unless otherwise indicated.

(11) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated May 10, 1996, in which the exhibit bore the same number, unless otherwise indicated.

(12) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated August 14, 1996, in which the exhibit bore the same number, unless otherwise indicated.

(13) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated November 14, 1996, in which the exhibit bore the same number, unless otherwise indicated.



(d) Financial Statement Schedule - The response to this portion of Item 14 is submitted in Item 14(a)(2).






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 THE PRICE REIT, INC.

Date : March 4, 1997             By : /Joseph K. Kornwasser/
                                 ---------------------------
                                 Joseph K. Kornwasser
                                 President and Chief Executive
                                 Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/JOSEPH K. KORNWASSER/   Chief Executive Officer,   March 4, 1997
----------------------   President and Director
 Joseph K. Kornwasser    (Principal Executive Officer)


/RAYMOND E. PEET/        Chairman of the Board      March 4, 1997
----------------------
 Raymond E. Peet


/GEORGE M. JEZEK/        Executive Vice President   March 4, 1997
----------------------   Chief Financial Officer,
 George M. Jezek         Treasurer, Secretary and Director
                         (Principal Accounting Officer)

/ROY P. DRACHMAN/        Director                   March 4, 1997
------------------
 Roy P. Drachman


/WILLIAM D. JONES/       Director                   March 4, 1997
-------------------
 William D. Jones



/WALTER WEISMAN/         Director                   March 4, 1997
-------------------
 Walter Weisman



/KEENE WOLCOTT/          Director                   March 4, 1997
-------------------
  Keene Wolcott









                          Consolidated Financial Statements

                                The Price REIT, Inc.

                          December 31, 1996, 1995 and 1994
                         with Report of Independent Auditors









                          Report of Independent Auditors


The Board of Directors and Stockholders
The Price REIT, Inc.

We have audited the accompanying consolidated balance sheets of The Price REIT, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Price REIT, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/Ernst & Young LLP/


San Diego, California
January 22, 1997




                              The Price REIT, Inc.
                          Consolidated Balance Sheets

                                                            December 31
                                                         1996         1995
                                                      ----------   ----------
                                                           (In Thousands)
Assets
Rental property, net (Note 2)                          $380,482     $351,585
Investments in Joint Ventures (Note 3)                   19,202       17,568
Cash and cash equivalents                                11,369        1,241
Deferred rent receivable                                  8,489        6,219
Other assets                                              6,749        5,431
Secured note receivable (Note 4)                          1,346            -
Investment in Development Company (Note 12)                 434          434
                                                      ----------   ----------
Total assets                                           $428,071     $382,478
                                                      ==========   ==========

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities               $  4,474     $  3,408
Senior Notes payable (Note 5)                           154,114       99,082
Unsecured line of credit (Note 5)                        19,000       56,000
Secured notes payable (Note 5)                           11,794        2,750
                                                      ----------   ----------
Total liabilities                                       189,382      161,240

Minority interest                                         1,707            -

Commitments and contingencies (Note 10)                        -            -

Stockholders' Equity (Notes 6, 7 and 8):
Preferred stock, $.01 par value;
  2,000,000 shares authorized,
  no shares issued or outstanding                             -            -
Common stock, $.01 par value;
  25,000,000 shares authorized
  Series A Common Stock, 0 and 44,546 shares issued
  and outstanding, convertible 1 for 1 to Common Stock        -            1
  Common Stock, 9,069,249 and 8,256,302 shares
  issued and outstanding                                     91           82
Additional paid-in capital                              259,518      236,365
Accumulated deficit                                     (22,627)     (15,210)
                                                      ----------   ----------
Total stockholders' equity                              236,982      221,238
                                                      ----------   ----------
Total liabilities and stockholders' equity             $428,071     $382,478
                                                      ==========   ==========

See accompanying notes.




                              The Price REIT, Inc.
                        Consolidated Statements of Income


                                                Year ended December 31
                                               1996       1995       1994
                                             --------   --------   --------
                                                 (In Thousands, except
                                                     per share data)
Revenue
Rental Income                                $ 51,292   $ 40,152   $ 37,599
Management fees (Note 9)                        1,085      1,042        789
Equity in earnings of Joint Ventures            1,556      1,456        584
Dividend from Development Company                   -        432        536
Interest and other income                         392        441        417
                                             --------   --------   --------
                                               54,325     43,523     39,925
                                             ========   ========   ========
Expenses
Rental operations                               4,344      3,266      2,978
Real estate taxes                               5,565      3,911      3,606
General and administrative (Note 9)             3,550      3,335      3,187
Depreciation                                   11,876      9,686      9,165
Interest                                       12,071      6,939      4,085
                                             --------   --------   --------
                                               37,406     27,137     23,021
                                             --------   --------   --------
Net income                                   $ 16,919   $ 16,386   $ 16,904
                                             ========   ========   ========

Net income per share                         $   1.98   $   1.98   $   2.07
                                             ========   ========   ========
Weighted average number of shares
  outstanding                                   8,560      8,259      8,165
                                             ========   ========   ========


See accompanying notes.





                              The Price REIT, Inc.
                Consolidated Statements of Stockholders' Equity

                                              Additional
                                Common Stock    Paid-In   Accumulated
                               Shares  Amount   Capital     Deficit     Total
                               ------  ------  ---------   ---------  ---------
                                               (In Thousands)


Balance at January 1, 1994      8,143    $ 81  $231,783    $ (5,603)  $226,261
Issuance of Common Stock
 under dividend reinvestment
 and share purchase plan           74       1     2,293          -       2,294
Dividends paid                      -       -         -     (20,859)   (20,859)
Net income                          -       -         -      16,904     16,904
                               ------  ------  ---------   ---------  ---------
Balance at December 31, 1994    8,217      82   234,076      (9,558)   224,600
Issuance of Common Stock
 under dividend reinvestment
 and share purchase plan           56       1     1,589           -      1,590
Exercise of stock options          28       -       700           -        700
Dividends paid                      -       -         -     (22,038)   (22,038)
Net income                          -       -         -      16,386     16,386
                              -------  ------  ---------   ---------  ---------
Balance at December 31, 1995    8,301      83   236,365     (15,210)   221,238

Issuance of Common Stock
 Public offering                  690       7    22,159           -     22,166
 Offering costs                     -       -    (1,389)          -     (1,389)
Issuance of Common Stock
 under dividend reinvestment
 and share purchase plan           37       -     1,164           -      1,164
Exercise of stock options          41       1     1,219           -      1,220
Dividends paid                      -       -         -     (24,336)   (24,336)
Net income                          -       -         -      16,919     16,919
                              -------  ------  ---------   ---------  ---------
Balance at December 31, 1996    9,069    $ 91  $259,518    $(22,627)  $236,982
                              =======  ======  =========   =========  =========


See accompanying notes.




                              The Price REIT, Inc.
                      Consolidated Statements of Cash Flows

                                                    Year ended December 31
                                                  1996       1995       1994
                                                ---------  ---------  ---------
                                                         (In Thousands)

Operating activities
Net Income                                      $ 16,919   $ 16,386   $ 16,904
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                    11,876      9,686      9,165
  Amortization of deferred loan fees                 543        284        152
  Amortization of debt discount                      162         32          -
  Equity in earnings of Joint Ventures            (1,556)    (1,456)      (584)
  Deferred rent                                   (2,269)    (1,806)    (2,129)
  Changes in operating assets and liabilities:
   Decrease in deferred rent receivable                -         68          -
   Increase in rent receivable and other
     assets                                       (1,495)    (1,313)    (1,459)
   Increase in accounts payable and accrued
     liabilities                                     577        920        105
   Increase (decrease) in security deposits           28        109        (42)
   Increase in accrued interest payable              462      1,310         72
                                                ---------  ---------  ---------
Net cash provided by operating activities         25,247     24,220     22,184
                                                ---------  ---------  ---------

Investing activities
Purchases of rental property                     (30,600)   (61,831)    (8,240)
Additions to rental property                      (9,845)   (12,401)    (2,947)
Investments in Joint Ventures                     (2,000)    (1,977)   (15,837)
Distributions from Joint Ventures                  1,867      1,660        555
Secured note receivable                           (1,347)         -          -
Distribution from Development Company                  -        113        203
                                                ---------  ---------  ---------
Net cash used in investing activities            (41,925)   (74,436)   (26,266)
                                                ---------  ---------  ---------
Financing activities
Proceeds from Senior Notes payable due 2000            -     99,050          -
Proceeds from Senior Notes payable due 2006       54,870          -          -
Payment of debt issuance costs                      (640)    (1,938)         -
Proceeds from unsecured line of credit            39,000     68,000     19,000
Repayment of unsecured line of credit            (76,000)   (96,000)         -
Proceeds from secured notes payable               11,841          -      2,750
Repayment of secured notes payable                (2,797)         -          -
Minority interest contributions                    1,707          -          -
Gross proceeds from issuance of Common Stock      23,642        919        329
Issuance costs                                    (1,389)         -          -
Dividends paid, net of dividends reinvested      (23,428)   (20,667)   (18,893)
                                                --------------------  ---------
Net cash provided by financing activities         26,806     49,364      3,186
                                                --------------------  ---------

Increase (decrease) in cash and cash
  equivalents                                     10,128       (852)      (896)
Cash and cash equivalents at beginning of
  the year                                         1,241      2,093      2,989
                                                --------------------  ---------
Cash and cash equivalents at end of year        $ 11,369    $ 1,241    $ 2,093
                                                ====================  =========

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for interest         $ 11,364    $ 5,759   $ 4,247
                                                ===============================


See accompanying notes.



The Price REIT, Inc.
Notes to Consolidated Financial Statements

December 31, 1996


1.Organization and Summary of Significant Accounting Policies

Organization

The Price REIT, Inc., a Maryland corporation formed in 1991, is a self-administered and self-managed real estate investment trust which is focused on the acquisition, development, redevelopment and management of retail shopping center properties.

Consolidation

The consolidated financial statements include the accounts of The Price REIT, Inc.; Price/Texas, Inc., a wholly-owned subsidiary; Price/Baybrook, Ltd., a limited partnership between The Price REIT, Inc. and Price/Texas, Inc.; and Smithtown Venture Limited Liability Company ("Smithtown Venture"), an approximate 80% owned joint venture (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

The Company acquired its ownership in Smithtown Venture in October 1996.

Use of Estimates

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

Rental Property and Depreciation

Rental property is recorded at cost. At such times where events or circumstances indicate that the carrying amount of property may be impaired, the Company makes an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Depreciation is provided using the straight-line method over estimated useful lives as follows:


            Furniture and fixtures     7 years
            Land improvements         15 years
            Buildings                 25 years


Investments

The equity method of accounting is used for investments in joint ventures in which the Company has a financial interest and exercises significant influence. Under this method, the Company recognizes its share of the net earnings or losses of the joint ventures as earned or incurred and reduces or increases the carrying value of the investments by the amount of distributions received or contributions paid.

The cost method of accounting is used for the Company's investment in K&F Development Company ("Development Company"). Under this method, the Company recognizes as income, dividends received that are distributed from net accumulated earnings of the Development Company.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company has no requirements for compensating balances. The Company maintains its operating cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company also maintains a money market mutual fund which invests primarily in U.S. Treasury obligations. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Deferred Loan Fees

Deferred loan fees are amortized, using the straight-line method, over the term of the related loan and are reflected as a component of interest expense.

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The Company believes that the carrying values reflected in the balance sheets at December 31, 1996 and 1995 reasonably approximate the fair values for cash and cash equivalents, receivables and all liabilities. In making such assessments, the Company used estimates and market rates for similar instruments.

Minority Interest

Minority interest represents the approximate 20% ownership of Smithtown Venture not owned by the Company.

Revenue Recognition

Rental income is recorded on a straight-line basis over the term of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

Income Taxes

The Company has met all conditions necessary to qualify as a real estate investment trust under the Internal Revenue Code. To qualify as a real estate investment trust, the Company is required to pay dividends of at least 95% of its ordinary taxable income each year and meet certain other criteria. As a qualifying real estate investment trust, the Company will not be taxed on income distributed to its shareholders. Since the Company distributed all of its taxable income to stockholders for the years ended December 31, 1996, 1995 and 1994, the accompanying financial statements contain no provision for income taxes.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of depreciation expense and rental revenue.

The reported amounts of the Company's net assets as of December 31, 1996 and 1995 were less than its tax basis for Federal tax purposes by approximately $272,000 and $451,000, respectively.

Net Income Per Share

Net income per share is calculated using the weighted average number of shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive for the earnings per share computation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.Rental Property

Rental property as of December 31, 1996, geographically by state, is as follows:

                                    Total  California    Arizona  Connecticut
                                ---------------------------------------------
                                                (In Thousands)

Land                            $ 136,148   $  63,754   $ 21,662   $   7,713
Land improvements                  40,907      15,578      6,264       4,201
Buildings                         245,038     111,737     31,543      15,952
                                ---------------------------------------------
                                  422,093     191,069     59,469      27,866
Accumulated depreciation          (41,611)    (21,612)    (5,951)     (4,705)
                                ---------------------------------------------
                                $ 380,482   $ 169,457   $ 53,518   $  23,161
                                =============================================
Net rentable square feet            4,858       2,022        855         332
                                =============================================


                              Maryland  New York  Virginia     Texas   Oklahoma
                              -------------------------------------------------
Land                          $  2,582  $ 10,321  $ 12,575  $ 13,174  $  4,367
Land improvements                3,409     2,270     9,185         -         -
Buildings                        6,858    22,637    17,063    26,814    12,434
                              -------------------------------------------------
                                12,849    35,228    38,823    39,988    16,801
Accumulated depreciation        (1,607)   (2,394)   (4,366)     (914)      (62)
                              -------------------------------------------------
                              $ 11,242  $ 32,834  $ 34,457  $ 39,074  $ 16,739
                              =================================================
Net rentable square feet           210       246       323       636       234
                              =================================================


Rental property as of December 31, 1995, geographically by state, is as follows:

                                   Total  California     Arizona  Connecticut
                               ----------------------------------------------
                                                   (In Thousands)
Land                           $ 127,625   $  63,736    $ 21,662   $   7,713
Land improvements                 40,833      15,568       6,199       4,201
Buildings                        213,190     110,400      30,825      15,952
                               ----------------------------------------------
                                 381,648     189,704      58,686      27,866
Accumulated depreciation         (30,063)    (16,128)     (4,288)     (3,787)
                               ----------------------------------------------
                               $ 351,585   $ 173,576    $ 54,398   $  24,079
                               ==============================================

Net rentable square feet           4,393       2,016         840         332
                               ==============================================

                                Maryland    New York    Virginia       Texas
                               ----------------------------------------------
Land                           $   2,582   $  10,321    $ 12,575   $   9,036
Land improvements                  3,411       2,270       9,184           -
Buildings                          6,858      15,246      17,063      16,846
                               ----------------------------------------------
                                  12,851      27,837      38,822      25,882
Accumulated depreciation          (1,106)     (1,599)     (3,071)        (84)
                               ----------------------------------------------
                               $  11,745   $  26,238    $ 35,751   $  25,798
                               ==============================================
Net rentable square feet             210         246         323         426
                               ==============================================



Rental property owned through the Company's investments in joint ventures is described in Note 3.

The Company's shopping centers are generally leased under noncancellable operating leases with remaining terms ranging from 1 to 25 years. Certain of the leases contain up to seven five-year renewal options. The leases generally contain provisions for increases in rents based on the Consumer Price Index, or a predetermined fixed amount, and require the tenant to reimburse the Company for substantially all operating expenses of the properties.

Certain of the leases provide for additional rental payments based on gross tenant revenues in excess of specified amounts. During the year ended December 31, 1996, 1995 and 1994, the Company earned additional rents of approximately $418,000, $372,000 and $225,000, respectively, relating to these leases.

Future minimum rental income due under the terms of noncancellable operating leases is as follows (in thousands):

               1997           $42,279
               1998            41,812
               1999            40,789
               2000            39,722
               2001            38,431
               Thereafter     287,290

The following tenants account for greater than 10% of total revenues:

                                    Year ended December 31
                                    1996     1995     1994
                                   ------   ------   ------
           The Home Depot          $8,955   $7,401   $6,119
           Price/Costco             5,029    5,268    5,985


Acquisitions of Shopping Centers

In November 1996, the Company acquired a 234,000 square foot shopping center in Oklahoma City, Oklahoma for $16,700,000 (Note 5).

In July 1996, the Company acquired a 210,000 square foot shopping center near Dallas, Texas for $12,650,000.

In January 1996, the Company acquired a 9.7 acre land parcel adjacent to the Company's shopping center near Houston, Texas for $1,250,000.

In December 1995, the Company acquired a 172,000 square foot shopping center in Oxnard (Ventura County), California for $10,332,000 and a 279,000 square foot shopping center in La Mirada (Los Angeles County), California for $25,824,000.

In November 1995, the Company acquired a 426,000 square foot shopping center near Houston, Texas for $25,675,000.

In December 1994, the Company acquired a 143,000 square foot shopping center in Phoenix, Arizona for $8,240,000. During 1995, the Company began redevelopment and expansion activities to increase the center by approximately 85,000 square feet of new space.

Smithtown Venture

The Company acquired its interest in Smithtown Venture from Development Company for $250,000. Prior to its ownership acquisition, the Company had advanced $4,550,000 to Smithtown Venture for development of a shopping center in Long Island, New York. Condensed financial information of Smithtown Venture, upon acquisition by the Company on October 2, 1996, is as follows (in thousands):


      Rental property under development      $6,059
                                             ======

      Company advances                       $4,550
      Members' capital                        1,509
                                             ------
                                             $6,059
                                             ======

In connection with the development of the shopping center, Smithtown Venture entered into a 49-year ground lease, with four ten-year renewal options, which provides for monthly payments. While the shopping center is under development, the lease payments are being capitalized to rental property. Future minimum lease payments, excluding renewal options, are as follows (in thousands):

                      1997          $ 1,067
                      1998            1,400
                      1999            1,400
                      2000            1,400
                      2001            1,400
                      Thereafter     82,653

3.Investment in Joint Ventures

Centrepoint Associates

In April 1994, the Company acquired a 50% general partnership interest in Centrepoint Associates for $11,388,000. The general partnership interest was acquired from a partnership in which Price/Costco and Messrs. Kornwasser and Friedman were the general partners. The joint venture owns and operates a 236,000 square foot power center in Tempe, Arizona, with an additional 149,000 square feet of adjacent retail space, constructed and completed in 1995. During the years ended December 31, 1996 and 1995 and for the period from April 15, 1994 through December 31, 1994, the Company contributed cash of approximately $271,000, $1,186,000 and $4,449,000, respectively, to the joint venture, to fund construction costs and acquisitions.

In accordance with the original purchase agreement, certain development contingencies required Price/Costco to advance the Company approximately $130,000 during 1994 and the Company was required to make net payments to Price/Costco totaling $791,000 during 1995 resulting in a net additional cost to the Company of $661,000. As a result of these payments, the recorded amount of the Company's investment in the joint venture was $661,000 greater than the amount of its capital account as reflected in the joint venture's accounting records. The Company is amortizing the excess cost over 15 years.

In December 1995, the joint venture purchased two properties located in the Phoenix metropolitan area. One of the properties is located in Glendale, Arizona, which was purchased for $6,724,000, and consists of an existing 85,000 square foot shopping center with potential to expand by approximately 20,000 additional square feet. The other property is located in Goodyear, Arizona, which was purchased for $4,232,000, and contains approximately 40 acres of vacant land for future development. In connection with these purchases, the joint venture obtained a $10,500,000 loan which is due in December 1997.

Hayden Plaza North Associates

In April 1996, the Company formed a partnership with Kimco Realty Corporation ("Kimco"), a retail real estate investment trust, to purchase a 191,000 square foot shopping center in Phoenix, Arizona at a cost of $3,490,000. The Company holds a 50% general partnership interest. The acquisition was completed in May 1996.

Condensed combined financial information of the joint ventures is as follows:

                                                December 31
                                              1996        1995
                                           ---------------------
                                              (In Thousands)
        Rental property, net                $45,648     $41,590
        Other assets                          3,125       2,038
                                           ---------------------
                                            $48,773     $43,628
                                           =====================

        Liabilities                         $11,701     $10,989
        The Company's capital                18,596      16,907
        Other partner's capital              18,476      15,732
                                           ---------------------
                                            $48,773     $43,628
                                           =====================

                                                Year ended
                                                December 31
                                              1996        1995
                                           ---------------------
                                               (In Thousands)
        Revenue                             $ 6,723     $ 5,201
        Expenses                             (3,538)     (2,248)
                                           ---------------------
        Net income                          $ 3,185     $ 2,953
                                           =====================



The accounting policies of the joint ventures are substantially the same as the Company's.

4.Secured Note Receivable

In connection with the development of a shopping center in Long Island, New York, Smithtown Venture made a loan to the ground lessor for the payoff of an existing mortgage on the property. The secured note receivable bears interest at a fixed rate of 7.41% and is due in monthly principal and interest payments through October 2026.

5.Notes Payable

Notes payable consists of the following:

                                                       December 31
                                                     1996       1995
                                                  ---------------------
                                                      (In Thousands)

              Senior Notes payable due 2000        $ 99,242   $ 99,082
              Senior Notes payable due 2006          54,872          -
                                                  ---------------------
                                                    154,114     99,082
              Unsecured line of credit               19,000     56,000
              Secured notes payable                  11,794      2,750
                                                  ---------------------
                                                   $184,908   $157,832
                                                  =====================

Senior Notes Payable

In November 1996, the Company issued unsecured 7.50% Senior Notes in the aggregate principal amount of $55,000,000 which are due November 2006. Interest on the 7.50% Senior Notes is payable semi-annually in arrears on May 5 and November 5. The notes were priced at an aggregate amount of $54,870,000 and have an effective interest rate of 7.53%.

In November 1995, the Company issued unsecured 7.25% Senior Notes in the aggregate principal amount of $100,000,000 which are due November 2000. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on May 1 and November 1. The notes were priced at an aggregate amount of $99,050,000 and have an effective interest rate of 7.48%.

As of December 31, 1996 and 1995, the unamortized discount of senior notes payable was $886,000 and $918,000, respectively. Amortization of the discount during the year ended December 31, 1996 and 1995, in the amount of $162,000 and $32,000 is reported as a component of interest expense and an increase to Senior Notes payable.

The Senior Notes payable contain certain restrictive financial covenants relating to debt-to-asset ratios, cash flow coverage ratio and distribution limitations.

Unsecured Line of Credit

In September 1993, the Company obtained a revolving credit facility from a group of banks for up to $75 million in unsecured advances through September 1996. In May 1994, the credit facility was modified to increase the commitment amount to $100 million. In November 1995, the credit facility was modified in various respects including a reduction in the borrowing capacity to $75 million, amendment of the interest rate, extension of the maturity to October 1997, and the incorporation of certain additional financial covenants. In October 1996, the credit facility was further modified to provide for an interest rate reduction.

Advances under the credit facility, at the Company's option, bear interest at either LIBOR plus 1.25% or a Base Rate, as defined, plus .50%. The effective rate of interest as of December 31, 1996 and 1995 was 6.63% and 7.05%, respectively. Interest on the out-standing balance is payable no less than quarterly.

The agreement requires the Company to meet various financial covenant ratios, including minimum net operating income and net worth levels, as defined, and the Company is precluded from paying dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of
 .25% per annum on the unused portion of the unsecured line of credit under its current borrowings.

Secured Notes Payable

At December 31, 1996, the secured notes payable bear interest at fixed rates of 9.0% and 9.25% and are secured by a shopping center in Oklahoma City, Oklahoma. The notes provide for monthly payments of principal and interest with all principal due in June 2013 and December 2014.

Principal maturities of all notes payable as of December 31, 1996 are summarized as follows (in thousands):

                    1997                $  19,299
                    1998                      328
                    1999                      359
                    2000                  100,393
                    2001                      430
                    Thereafter             64,985
                                       -----------
                                        $ 185,794
                                       ===========

The Company incurred $12,540,000, $7,354,000 and $4,471,000 of interest costs which included amortization of loan discount and fees, of which $469,000, $415,000 and $234,000 were capitalized to rental property for the years ended December 31, 1996, 1995 and 1994, respectively.

6.1996 Stock Offering

On September 9, 1996, the Company completed a public offering of 690,000 shares of Common Stock at an offering price of $32.125 per share (the "Stock Offering"). The Company used the net proceeds of approximately $21 million for repayment of indebtedness under the Company's unsecured line of credit and for general corporate purposes. Expenses of the Stock Offering were approximately $1,389,000 and were charged against the gross proceeds of the Stock Offering.

7.Dividends

The Company paid quarterly dividends to stockholders as follows:

                                                  Year ended December 31
                                                1996        1995        1994
                                           -----------------------------------
Series A Common Stock
First                                       $  0.6667   $  0.6286   $  0.6000
Second                                            N/A      0.6286      0.6000
Third                                             N/A      0.6381      0.6190
Fourth                                            N/A      0.6476      0.6190
                                           -----------------------------------
Total                                       $  0.6667   $  2.5429   $  2.4380
                                           ===================================
Common Stock
First                                       $  0.7000   $  0.6600   $  0.6300
Second                                         0.7000      0.6600      0.6300
Third                                          0.7000      0.6700      0.6500
Fourth                                         0.7000      0.6800      0.6500
                                           -----------------------------------
Total                                       $  2.8000   $  2.6700   $  2.5600
                                           ===================================

Taxable portion - ordinary dividend           78.36%      82.00%      86.92%
Return of capital portion                     21.64%      18.00%      13.08%
                                           -----------------------------------
                                             100.00%     100.00%     100.00%
                                           ===================================

Common Stock

The Company had previously issued two series of common stock equity, Common Stock and Series A Common Stock. On May 23, 1996, the Company's stockholders approved an amendment to the Company's charter to provide that all outstanding shares of Series A Common Stock be converted into shares of Common Stock; eliminate the provision which entitled holders of Common Stock to receive an annualized quarterly per share dividend equal to 105% of the annualized quarterly per share dividend on the Series A Common Stock and changed the name of the Company's Series A Common Stock to Common Stock. There were 38,266 shares of Series A Common Stock that were converted into Common Stock.

8.Stock Options/Dividend Reinvestment Plan

In 1991, the Company adopted a stock option plan for certain of its employees. The options generally vest 20% upon grant and 20% per year over the subsequent four years. Vested options expire ten years from the date of vesting. Unvested options expire at termination of employment.

In 1993, the Company adopted an incentive stock option plan for certain of its officers and other key employees. The options generally vest 20% upon grant and 20% per year over the subsequent four years. The options are exercisable upon vesting and expire ten years from the date of grant. Unvested options expire at termination of employment.

In 1996, the Company adopted a stock option plan for non-employee directors of its Board of Directors. The options are fully vested and exercisable on the date of grant.

Stock options outstanding are as follows (in thousands, except per share data):


                                           Stock Options
                                     Non-                 Total         Price
                                   Incentive  Incentive  Exercise       Range
                                    Shares     Shares     Value       Per Share
                                  ----------------------------------------------

Outstanding at January 1, 1994        128          399   $ 16,643  $25.00-$32.50
Granted on February 14, 1994            -           27        905          33.50
                                  --------------------------------
Outstanding at December 31, 1994      128          426     17,548    25.00-33.50

Exercised on June 30, 1995            (28)           -       (700)         25.00
Expired on July 1, 1995               (17)           -       (506)         29.75
Granted on December 11, 1995            -          148      4,237          28.63
                                  --------------------------------
Outstanding at December 31, 1995       83          574     20,579    28.63-33.50

Granted on January 29, 1996            31           49      2,360          29.50
Exercised on February 29, 1996        (41)           -     (1,220)         29.75
Expired on March 31, 1996              (2)           -        (60)         29.75
Granted on August 1, 1996              12            -        354          29.50
Granted on December 18, 1996            -           34      1,224          36.00
Granted on December 31, 1996           12            -        462          38.50
                                  --------------------------------
Outstanding at December 31, 1996       95          657   $ 23,699  $28.63-$38.50
                                  ================================


At December 31, 1996, 1995 and 1994, 423,100, 325,200 and 253,000 stock options, respectively, were exercisable.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The new accounting standards prescribed by SFAS No. 123 are optional, and the Company has elected to account for its stock option plans under the previous accounting standards as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
The effect of applying the SFAS No. 123 fair value method to the Company's stock based awards would result in net income and net income per share that are not materially different from amounts reported.

In February 1994, the Company adopted a dividend reinvestment and share purchase plan (the "Plan"). This Plan gives the holders of shares of common stock the opportunity to purchase additional common stock shares through reinvestment of distributions or voluntary cash investments. At the Company's option, the common stock shares purchased under the Plan can be newly issued or purchased on the open market. Concurrent with the adoption of this Plan, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register 500,000 common stock shares that are eligible to be issued under this Plan. During the years ended December 31, 1996 and 1995, 37,000 and 56,000 shares, respectively, were issued under the Plan. Through December 31, 1996, a total of 167,000 shares have been issued under the Plan.

9.Related Party Transactions

Mr. Sol Price previously provided office space to the Company's corporate headquarters at no cost. Effective December 1995, the Company has agreed to pay Mr. Price $7,200 per year for office space provided.

1996

Management fees revenue includes $817,000 earned from Price Enterprises, Inc. owned rental properties and $92,000 earned from K&F affiliated companies.

Development fees totaling $142,000 were paid to Development Company and capitalized to rental property.

Leasing commissions totaling $250,000 were paid to Development Company and capitalized to other assets.

Other income includes $30,000 of consulting fee income received from Price Enterprises, Inc.

1995

Management fees revenue includes $785,000 earned from Price Enterprises, Inc. owned rental properties and $128,000 earned from K&F affiliated companies.

General and administrative expense includes $114,000 of rent expense paid to a partnership in which Messrs. Joseph Kornwasser and Jerald Friedman are partners.

Development fees totaling $379,000 were paid to Development Company and capitalized to rental property.

Leasing commissions totaling $489,000 were paid to Development Company and capitalized to other assets.

Other income includes $164,000 of consulting fee income received from Price Enterprises, Inc. for various consulting services.

1994

Management fees revenue includes $617,000 earned from Price Enterprises, Inc. owned rental properties and $134,000 earned from K&F affiliated companies.

General and administrative expense includes $139,000 of rent expense paid to a partnership in which Messrs. Kornwasser and Friedman are partners.

Development fees totaling $207,000 were paid to Development Company and capitalized to rental property.

Leasing commissions totaling $364,000 were paid to Development Company and capitalized to other assets.

10.Commitments and Contingencies

The Company sponsors a 401(k) deferred compensation plan. Employees may contribute up to 15% of their wages subject to Internal Revenue Code limits.
The plan provides for discretionary matching and profit sharing contributions by the Company. The Company may match contributions up to 2.5% of an employee's annual compensation for annual compensation below $50,000 or up to 2.0% for annual compensation equal to or above $50,000. During the years ended December 31, 1996, 1995 and 1994, the Company contributed $23,000, $23,000 and $17,000, respectively, to the plan.  The plan is fully funded.

Certain of the Company's properties were acquired from The Price Company or its successor, Price/Costco. The Price Company has indemnified the Company, with the exception of the Company's 50% interest in the Tempe, Arizona property, with respect to the presence of any hazardous material (as defined under various environmental laws) on properties purchased from The Price Company in the event such hazardous materials were determined to be present on the date of the purchase. The Company is not aware of any environmental issues with respect to its properties which would require a material expenditure by the Company, regardless of whether the Company might ultimately be indemnified by The Price Company.

11.Quarterly Financial Data (Unaudited)


Summarized quarterly financial data for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                      Earnings
                              Revenues   Net Income   Per Share
                              ---------------------------------
                                    (In Thousands, except
                                       per share data)
       1996
          First               $13,430    $ 4,058       $ 0.49
          Second               12,883      4,135         0.50
          Third                13,362      4,103         0.48
          Fourth               14,650      4,623         0.51

      1995
          First               $10,366    $ 4,008       $ 0.49
          Second               10,405      4,091         0.50
          Third                10,579      4,082         0.49
          Fourth               12,173      4,205         0.50

      1994
          First               $ 9,216    $ 3,938       $ 0.48
          Second                9,653      4,148         0.51
          Third                 9,828      4,477         0.55
          Fourth               11,228      4,341         0.53


12.Subsequent Events

On January 22, 1997, the Company completed a public offering of 1,600,000 shares of Common Stock at an offering price of $37.625 per share. The Company plans to use the net proceeds of approximately $57 million for repayment of indebtedness under the Company's unsecured line of credit and to fund its future acquisition and development activities.

On January 16, 1997, the Company acquired a 134,000 square foot shopping center in Wichita, Kansas for $9.8 million.

Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of the Development Company.


                              The Price REIT, Inc.
          Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1996
                                  (In Thousands)


                                                           Costs Capitalized
                            Initial Cost to the REIT   Subsequent to Acquisition
                            ------------------------   -------------------------
                   Encum-                Buildings &     Buildings &    Carrying
Description        brances    Land      Improvements     Improvements      Cost
-----------------  -------  ------------------------   -------------------------
Retail Rental Properties

Alhambra, CA       $   -    $  9,949        $ 11,251         $   284     $    10
Carmichael, CA         -       6,447          13,353           2,592          50
Chula Vista, CA        -      11,523          15,377             476          10
North Haven, CT        -       7,713          19,887             262           4
Phoenix, AZ            -       5,581          13,169             407           7
Corona, CA             -       6,950          41,234           2,603         119
Cerritos, CA           -       5,854           8,672             149          15
Santa Ana, CA          -       8,035           6,315           3,497          55
Copiague, NY           -      10,321          14,781           2,707          59
Fairfax, VA            -      12,575          26,092             151           5
Whitemarsh, MD         -       2,582           8,700           1,497          70
Glendale, AZ           -      13,012          14,385             788          23
N. Phoenix, AZ         -       3,069           5,196           3,575         256
Houston, TX            -       9,036          16,639           1,480          99
La Mirada, CA          -      11,672          14,152              70           4
Oxnard, CA             -       3,306           7,026              20           -
Mesquite, TX           -       4,088           8,562              84           -
Commack, NY            -         -               -             7,075         285
Oklahoma City, OK   11,794     4,340          12,360             101           -
                   -------  ------------------------   -------------------------
Total              $11,794  $136,053        $257,151        $ 27,818    $  1,071
                   =======  ========================   =========================




             Gross Amount at which Carried at
                     December 31, 1996
                --------------------------
                         Bldgs &           Accum.      Date of       Date   Depr
Description       Land   Improv.   Total   Deprec.   Construction  Acquired Life
--------------- -------------------------- -------  -------------- -------- ----
Retail Rental Properties

Alhambra, CA    $  9,949 $ 11,545 $ 21,494 $ 2,587  1987,1989      12/03/91  (A)
Carmichael, CA     6,447   15,995   22,442   3,083  1971,1988-94   12/03/91  (A)
Chula Vista, CA   11,523   15,863   27,386   3,538  1981,1986-90   12/03/91  (A)
North Haven, CT    7,713   20,153   27,866   4,705  1987-1988      12/03/91  (A)
Phoenix, AZ        5,581   13,583   19,164   2,939  1970,1989      12/03/91  (A)
Corona, CA         6,950   43,956   50,906   8,600  1988-1989      04/29/92  (A)
Cerritos, CA       5,854    8,836   14,690   1,640  1974,1987      04/29/92  (A)
Santa Ana, CA      8,035    9,867   17,902   1,246  1983,1995      12/17/92  (A)
Copiague, NY      10,321   17,547   27,868   2,394  1990           08/12/93  (A)
Fairfax, VA       12,575   26,248   38,823   4,367  1993           08/12/93  (A)
Whitemarsh, MD     2,582   10,267   12,849   1,607  1991           08/12/93  (A)
Glendale, AZ      13,012   15,196   28,208   2,346  1988-89        10/01/93  (A)
N. Phoenix, AZ     3,069    9,027   12,096     666  1970,1995      12/21/94  (A)
Houston, TX        9,059   18,195   27,254     756  1985,1993      11/17/95  (A)
La Mirada, CA     11,683   14,215   25,898     636  1955,1990-93   12/27/95  (A)
Oxnard, CA         3,313    7,039   10,352     281  1982,1990      12/29/95  (A)
Mesquite, TX       4,115    8,619   12,734     158  1992           07/03/96  (A)
Commack, NY          -      7,360    7,360     -    In Progress(B) 10/02/96  (A)
Oklahoma City,OK   4,367   12,434   16,801      62  1994           11/19/96  (A)
                -------- -------- -------- -------
Total           $136,148 $285,945 $422,093 $41,611
                ======== ======== ======== =======

Reconciliation

 Balance at beginning
 Balance at beginning of period              $ 381,648

 Additions during period:
   Acquisitions                    30,600
   Improvements, etc.               9,845
                                ---------
                                                40,445
 Deductions during period:
   Costs of real estate sold          -
   Other                              -
                                ---------
                                                   -
                                           -----------
 Balance at close of  period:                $ 422,093
                                           ===========

(A) Buildings 25 years, land improvements 15 years.
(B) Construction is anticipated to be completed by second quarter 1997.