Form 10-Q
period 1997-03-31
PRICE REIT INC
filed 1997-05-14
CIK 878031

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number                          1-13422
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

Number of shares of the Registrant's common stock outstanding at
March 31, 1997: 10,678,936.
                -----------








                    The Price REIT, Inc.
                         Form 10-Q

                           Index

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets - March 31, 1997 and
    December 31, 1996

    Condensed Consolidated Statements of Income - Three months ended March 31, 1997 and March 31, 1996

    Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and March 31, 1996

    Notes to Condensed Consolidated Financial Statements -
    March 31, 1997

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

Signatures

Independent Accountants' Review Report












PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                The Price REIT, Inc.

                        Condensed Consolidated Balance Sheets

                                                        (Unaudited)
                                                          March 31, December 31,
                                                            1997         1996
                                                         ---------    ---------
ASSETS                                                     (In Thousands)

  Rental property, net                                   $419,842     $380,482
  Investment in joint ventures                             19,227       19,202
  Cash and cash equivalents                                 9,065       11,369
  Deferred rent receivable                                  8,987        8,489
  Secured note receivable                                   1,335        1,346
  Other assets                                              9,518        7,183
                                                         ---------    ---------
  Total assets                                           $467,974     $428,071
                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable and accrued liabilities                  7,593        4,474
  Senior Notes payable                                    154,159      154,114
  Unsecured line of credit                                     -        19,000
  Secured notes payable                                    11,722       11,794
                                                         ---------    ---------
  Total liabilities                                       173,474      189,382

  Minority interest                                         2,464        1,707

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, no shares issued or outstanding                   -            -
Common stock, $.01 par value, 25,000,000 shares
  authorized: 10,678,936 and 9,069,249 shares
  issued and outstanding                                      107           91
 Additional paid-in capital                                316,855      259,518
Accumulated deficit                                       (24,926)     (22,627)
                                                         ---------    ---------
Total stockholders' equity                                292,036      236,982
                                                         ---------    ---------
Total liabilities and stockholders' equity               $467,974     $428,071
                                                         =========    =========






See accompanying notes.







                                 The Price REIT, Inc.

                      Condensed Consolidated Statements of Income
                                     (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                             1997      1996
                                                           --------  --------
                                                         (In Thousands, except
                                                           per share amounts)
REVENUE
  Rental income                                            $14,108   $12,650
  Management fees                                               70       276
  Equity in earnings of joint ventures                         449       396
  Interest and other income                                    681       108
                                                           --------  --------
  Total revenue                                             15,308    13,430
                                                           --------  --------

EXPENSES

  Rental operations                                          1,304     1,427
  Real estate taxes                                          1,440     1,232
  General and administrative                                   954       838
  Depreciation                                               3,139     2,895
  Interest                                                   3,025     2,980
                                                           --------  --------
  Total expenses                                             9,862     9,372
                                                           --------  --------

Income before minority interest in income of
  consolidated Joint Venture                                 5,446     4,058
Minority interest in income of consolidated
  Joint Venture                                                  -         -
                                                           --------  --------

NET INCOME                                                 $ 5,446   $ 4,058
                                                           ========  ========

PER SHARE DATA

  Net income per share                                       $0.53     $0.49
                                                            ------     -----
  Dividends paid per share Common Stock                     $0.725     $0.70
                                                            ------     -----
  Weighted average number of shares outstanding             10,297     8,316
                                                            ------     -----



See accompanying notes.




                                 The Price REIT, Inc.
                   Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)
                                                           1997      1996
                                                         --------  --------
                                                           (In Thousands)
OPERATING ACTIVITIES
Net income                                               $ 5,446   $ 4,058
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                             3,139     2,895
  Amortization of deferred loan fees                         147       131
  Amortization of debt discount                               45        35
  Equity in earnings of joint ventures                      (449)     (396)
  Deferred rent                                             (498)     (563)
  Changes in operating assets and liabilities:
  Rent receivable and other assets                        (1,140)     (922)
  Accounts payable and accrued liabilities                 3,120     1,034
                                                         --------  --------
Net cash provided by operating activities                  9,810     6,272

INVESTING ACTIVITIES
Purchases of rental property                             (36,575)       -
Additions to rental property                              (5,853)   (1,144)
Note receivable                                           (1,400)       -
Payment received on note receivable                           11        -
Investment in joint ventures                                (220)     (176)
Distributions from joint ventures                            632       465
                                                         --------  --------
Net cash used in investing activities                    (43,405)     (855)

FINANCING ACTIVITIES
Minority interest contribution                               757        -
Repayment of unsecured line of credit                    (19,000)       -
Repayment of secured notes payable                           (72)       -
Gross proceeds from issuance of Common Stock              60,289     1,280
Common Stock issuance costs                               (3,200)       -
Dividends paid, net of dividends reinvested               (7,483)   (5,620)
                                                         --------  --------
Net cash provided by (used in) financing activities       31,291    (4,340)
                                                         --------  --------

(Decrease) increase in cash and cash equivalents          (2,304)    1,077
Cash and cash equivalents at beginning of period          11,369     1,241
                                                         --------  --------
Cash and cash equivalents at end of period                $9,065    $2,318
                                                         ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                    $408   $1,059
                                                        =========  ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Common Stock issued in accordance with
the dividend reinvestment plan                              $264      $219
                                                         ========  ========


See accompanying notes.




                     The Price REIT, Inc.

    Notes to Condensed Consolidated Financial Statements
                      March 31, 1997
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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


NOTE 2 - PROPERTY ACQUISITIONS

PURCHASE OF SHOPPING CENTERS AND UNDEVELOPED LAND

On January 29, 1996, the Company purchased a 9.7 acre parcel of undeveloped land that is adjacent and contiguous to the Webster, Texas Center for $1.25 million. The Company intends to use such land for expansion of the Center and development for new tenants. The Company financed this acquisition with operating cash.

In July 1996, the Company acquired a 209,579 square foot shopping center in Mesquite, Texas (Dallas area) at a cost of $12.7 million. The Company financed this acquisition with borrowings under its unsecured line of credit (the "Line of Credit").

On November 20, 1996, the Company acquired a 233,797 square foot shopping center in Oklahoma City, Oklahoma. The purchase price was $16.7 million, of which $11.8 million was evidenced by the assumption of two non-recourse loans (subject to customary exceptions) secured by the property. The balance of the purchase price was financed with $4.9 million of operating cash.

On January 16, 1997, the Company acquired Westgate Market, a 133,800 square foot shopping center in Wichita, Kansas for $9.8 million. As of March 31, 1997, the shopping center was 96% leased and is anchored by Best Buy, T.J. Maxx and Michael's. The Company financed this acquisition with borrowings under its Line of Credit.

On March 19, 1997, the Company acquired Broadmoor Village Shopping Center, a 62,000 square foot shopping center in Garland, Texas for $4.75 million. As of March 31, 1997, the shopping center was 100% leased and is anchored by Office Depot, Drug Emporium and Blockbuster Music. The Company financed this acquisition with operating cash.

On March 20, 1997, the Company acquired Richardson Plaza Shopping Center, a 115,579 square foot shopping center in Richardson, Texas for $8.5 million. As of March 31, 1997, the shopping center was 100% leased and is anchored by Office Max, Bally Total Fitness, Northern Stores and Berean Book Stores. The Company financed this acquisition with operating cash.

On March 28, 1997, the Company acquired City Place Market, an 83,867 square foot shopping center in Dallas, Texas for $8.75 million. As of March 31, 1997, the shopping center was 100% leased and is anchored by Office Max, Ross Dress For Less, and Macfrugal's. The center is also anchored by Target which owns its own parcel. The Company financed this acquisition with operating cash.

On March 31, 1997, the Company acquired Wendover Ridge Retail Center, a 41,387 square foot shopping center in Greensboro, North Carolina for $4.975 million. As of March 31, 1997, the shopping center was 100% leased and is anchored by Staples and David's Bridal. The Company financed this acquisition with operating cash.

HAYDEN PLAZA NORTH JOINT VENTURE ACQUISITION

On April 23, 1996, the Company formed a partnership (the "Partnership") with Kimco Realty Corporation ("Kimco"), a major New York-based retail real estate investment trust, to purchase a 190,575 square foot shopping center in Phoenix, Arizona at a cost of $3,490,000. The acquisition was completed by the Partnership on May 3, 1996. The Company holds a 50% interest in the Partnership and Kimco holds the remaining 50% interest. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash. The operations of the partnership are accounted for under the equity method of accounting.

CENTREPOINT ASSOCIATES JOINT VENTURE ACQUISITION

On March 21, 1997, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired a parcel of property containing 24,886 rentable square feet of buildings ("Talavi III") within an existing shopping center in Glendale, Arizona. The Joint Venture currently owns three additional parcels within this existing shopping center; two parcels containing 85,000 rentable square feet of buildings and a vacant pad parcel for future development. The existing center is anchored by Wal-Mart (which owns its own parcel), Sears Homelife and Michael's. Talavi III was purchased for $3 million. As of March 31, 1997, Talavi III was 96.5% leased.

The Joint Venture financed this acquisition with borrowings under a $13.5 million line of credit obtained from Wells Fargo Bank ("Wells Fargo Line"). The Wells Fargo Line is secured by a 236,000 square foot power center located in Tempe, Arizona which is owned by the Joint Venture and the new Talavi III acquisition.

As of March 31, 1997, the Joint Venture owned several shopping center properties located in Glendale, Tempe and Goodyear, Arizona which contain an aggregate of 495,000 square feet of building area and a 40 acre vacant land parcel for future development. The operations of the partnership are accounted for under the equity method of accounting.

SMITHTOWN VENTURE

On October 2, 1996, the Company purchased an approximate 80% ownership interest in Smithtown Venture LLC ("Smithtown Venture"). The remaining approximate 20% ownership was held by King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain. Smithtown Venture is currently constructing a power center located in Commack, New York (Long Island) which is anticipated to contain 270,000 leasable square feet of space when completed on land which is subject to a forty nine year ground lease with four ten year renewal options. The shopping center will be anchored by King Kullen, Borders Books & Music, HomePlace, Babies "R" Us (Toys "R" Us) and The Sports Authority. In addition, Target plans to open a 125,000 square foot store on a contiguous parcel of land. The shopping center is scheduled to open in summer 1997 and is estimated to cost approximately $23 million. The Company's share of construction and development costs will be funded by borrowings under the Company's Line of Credit and operating funds to the extent such funds are available. As of March 31, 1997, the Company has cumulatively funded $9,924,000 for its share of the Smithtown Venture construction costs.

On March 26, 1997, King Kullen was granted a put option to reduce their capital interest in the joint venture from approximately 20% to 10%. Upon written exercise of such option, the Company will purchase from King Kullen such approximate 10% capital interest at King Kullen's cost.

K & F DEVELOPMENT COMPANY

Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of its affiliate K & F Development Company (the "Development Company") and elected certain of the officers of the Development Company to serve as officers of the Company. The Company acquired the assets pursuant to a distribution to the Company as owner of 100% of the non-voting preferred stock of the Development Company.


NOTE 3 - NOTES PAYABLE

SENIOR NOTES PAYABLE

In November 1995, the Company issued unsecured 7.25% Senior Notes in the aggregate principal amount of $100 million which are due November 2000. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on May 1 and November 1. The notes were priced at an aggregate amount of $99,050,000 and have an effective interest rate of 7.48%.

On November 5, 1996, the Company completed an underwritten public offering ("1996 Offering") of $55 million aggregate principal amount of the Company's Senior Notes at an interest rate of 7.50%. The 7.50% Senior Notes were priced at an aggregate of $54,870,000. The net proceeds from the 1996 Offering were used to repay $50 million of indebtedness outstanding under the Company's Line of Credit. The remaining net proceeds were used for general corporate purposes. The Senior Notes provide for semi-annual payment of interest only due on May 5 and November 5 of each year until the maturity date of November 5, 2006 at which time the principal is due.


UNSECURED LINE OF CREDIT

On October 23, 1996 the Company modified its Line of Credit to reduce the LIBOR interest rate margin from 1.4% to 1.25%.

The agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of .25% per annum of the unused portion of the Line of Credit.

The Company typically funds short-term financing for its acquisition and development activities through its $75 million Line of Credit. On January 22, 1997, the Company used the net proceeds from sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. At March 31, 1997, the Company had no outstanding balance under the Line of Credit.


NOTE 4 - COMMON STOCK

On January 22, 1997, the Company issued and sold 1,600,000 shares of Common Stock (the "1997 Stock Offering") at a price to the public of $37.625 per share pursuant to its $175 million shelf registration statement. The Company used the net proceeds of approximately $57 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes. The Company currently has the ability to issue up to approximately $115 million of the remaining securities pursuant to the shelf registration statement.


NOTE 5 - NET INCOME PER SHARE

Net income per share was calculated by dividing net income by the weighted average number of shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive to the earnings per share computation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.



NOTE 6 - SUBSEQUENT EVENTS

On April 1, 1997 the Company completed the acquisition of Arboretum Crossing (Phase I) in Austin, Texas. The purchase price was $23.4 million. Arboretum Crossing (Phase I) contains 183,000 rentable square feet, is anchored by Circuit City, Baby Superstore (Toys 'R' Us), Cost Plus, Designer Shoe Warehouse, Just for Feet and Mikasa and was approximately 98% leased as of April 1, 1997. The Company financed this acquisition with borrowings of $14 million under its Line of Credit and $9.4 million of operating cash.

Smithtown Venture. On April 23, 1997, King Kullen elected to exercise its put option to reduce its equity interest in Smithtown Venture from approximately 20% to 10%. The Company paid King Kullen $1,232,000 pursuant to the put option agreement. The Company now holds an ownership interest of 90% in the joint venture and King Kullen holds the remaining interest of 10%.



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

RESULTS OF OPERATIONS

The results of operations of the Company for the three months ended March 31, 1997, as compared to the same period for 1996, are significantly different due to the acquisitions discussed below.

On May 3, 1996, the Hayden Plaza North Associates Partnership, in which the Company owns a 50% interest, acquired a shopping center in Phoenix, Arizona at a cost of $3,490,000. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash.

In July 1996, the Company acquired a shopping center located in Mesquite, Texas (Dallas area) for $12.7 million. The Company financed this acquisition with borrowings under its Line of Credit.

On November 20, 1996, the Company acquired Centennial Plaza shopping center in Oklahoma City, Oklahoma at a cost of $16.7 million, of which $11.8 million is evidenced by the assumption of two non-recourse loans (subject to customary exceptions) secured by the property. The balance of the purchase price was financed with $4.9 million of operating cash.

On January 1, 1997, the Company acquired the assets and assumed the liabilities of the Development Company and elected certain of the officers of the Development Company to serve as officers of the Company. The Company acquired the assets pursuant to a distribution to the Company as owner of 100% of the non-voting preferred stock of the Development Company.

On January 16, 1997, the Company acquired Westgate Market in Wichita, Kansas for $9.8 million. The Company financed this acquisition with borrowings under its Line of Credit.

On March 19, 1997, the Company acquired a shopping center in Garland, Texas for $4.75 million. The Company financed this acquisition with operating cash.

On March 20, 1997, the Company acquired a shopping center in Richardson, Texas for $8.5 million. The Company financed this acquisition with operating cash.

On March 28, 1997, the Company acquired a shopping center in Dallas, Texas for $8.75 million. The Company financed this acquisition with operating cash.

On March 31, 1997, the Company acquired a shopping center in Greensboro, North Carolina for $4.975 million. The Company financed this acquisition with operating cash.


COMPARISON OF THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED MARCH 31,
1996

Rental income increased from $12,650,000 for the quarter ended March 31, 1996 to $14,108,000 for the same period in 1997. This increase was attributable to new rental revenue from properties acquired in the last six months of 1996 and first quarter of 1997.

Management fee income from third party contracts decreased from $276,000 for the quarter ended March 31, 1996 to $70,000 for the same period in 1997 due to the cessation of management services of ten shopping centers for Price Enterprises, Inc. Management fee income reflects fees generated from the Company's management of several shopping centers and commercial properties owned by third parties.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company ceased management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing will be a significant reduction in the Company's future third party management fee income. This, however, should be partially offset by a reduction in related operating expenses. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its own portfolio as well as any additional future acquisitions.

Equity in earnings of joint ventures for the quarter ended March 31, 1997 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint venture amount increased from $396,000 for the quarter ended March 31, 1996 to $449,000 for the same period in 1997. An increase of $53,000 was attributable to the newly formed Hayden Plaza joint venture in 1996.

Other income increased from $108,000 for the quarter ended March 31, 1996 to $681,000 for the same period in 1997. Most of the increase was attributable to an increase of investment income from short term investment of the proceeds from the 1997 Stock Offering until such proceeds were utilized to fund the Company's recent acquisition activities.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $2,659,000 for the quarter ended March 31, 1996 to $2,744,000 for the same period in 1997. Approximately $308,000 of this increase was attributable to properties acquired in the last six months of 1996 and the first quarter 1997. This increase was offset by lower snow removal costs resulting from mild weather conditions for the east coast properties.

Depreciation expense increased from $2,895,000 for the quarter ended March 31, 1996 to $3,139,000 for the same period in 1997. The increase was attributable to the properties acquired in the last six months of 1996 and the first quarter of 1997, and additional depreciation on new construction on existing properties.

Interest expense increased from $2,980,000 for the quarter ended March 31, 1996 to $3,025,000 for the same period in 1997. This increase was mainly attributable to the Company's average outstanding indebtedness during the quarter ended March 31, 1997 which was approximately $18 million greater than the average amount of outstanding indebtedness during the same period in 1996. During the fourth quarter of 1996 the Company increased its outstanding indebtedness by assuming two secured loans totaling $11.8 million in conjunction with the Oklahoma City, Oklahoma shopping center acquisition and to fund certain ongoing construction and development projects. The remainder of the increased interest expense was attributable to the amortization of the note discount and other issuance costs of the Company's Senior Notes which are reflected as interest expense. The increase in interest expense was offset by increased capitalized interest of $374,000 arising from additional construction activities.


CAPITAL RESOURCES AND LIQUIDITY

The Company's principal sources of funding for the acquisition, development, expansion and renovation of properties are an unsecured line of credit, secured notes, public equity financing, public unsecured debt financing and cash flow from operations.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company must distribute at least 95 percent of their ordinary taxable income.

The Company believes that its cash flow from operations after interest for 1997 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock. The Company declared dividends in the aggregate amount of $7,747,000 during the quarter ended March 31, 1997, of which $264,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On January 22, 1997, the Company used the net proceeds from the sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. At March 31, 1997, the Company had no outstanding balance under the Line of Credit.

Interest on borrowings under the Line of Credit is at a rate of LIBOR plus 1.25%. Interest on the outstanding balance is payable periodically, but at least quarterly. Capitalized interest costs for the three months ended March 31, 1997 was $374,000.

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of
 .25% per annum of the unused portion of the Line of Credit.

On November 25, 1996, the Company filed a shelf registration statement on Form S-3 (File No. 333-16787)(the "1996 Shelf Registration Statement") for up to $175 million of debt securities, preferred stock, common stock and warrants (collectively, the "Securities"). The 1996 Shelf Registration Statement was declared effective by the Commission on December 23, 1996.

On January 22, 1997, the Company issued and sold 1,600,000 shares of Common Stock (the "1997 Stock Offering") at a price to the public of $37.625 per share pursuant to the 1996 Shelf Registration Statement. The Company used the net proceeds of $57 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes. The Company currently has the ability to issue up to $115 million of the remaining securities pursuant to the 1996 Shelf Registration Statement.

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

The following table sets forth the Company's calculation of FFO for the three months ended March 31, 1997 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods in 1996.


                                      Three months ended
                                          March 31,
                                         (Unaudited)
                                        1997     1996
                                       -------  -------
                                        (In Thousands)
Net income                             $ 5,446  $ 4,058
Depreciation                             3,139    2,895
Joint ventures FFO adjustment              171      112
                                       -------  -------
Funds from Operations                  $ 8,756  $ 7,065
                                       =======  =======
Weighted average number of shares
   outstanding                          10,297    8,316


Prior to the Company's January 1996 adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for straight line rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $525,000 and $579,000 for the three month periods ended March 31, 1997 and 1996, respectively.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits
   --------
    4.3  Amended and Restated Credit Agreement, dated as of
         January 10, 1997 by and among The Price REIT, Inc.
         and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed herewith.

  10.41 Purchase and Sale Agreement and Escrow Instructions dated November 12, 1996 by and between Ewing Industries-Wichita Westgate Limited Partnership and The Price REIT, Inc. (Wichita, Kansas property)
         (Incorporated by reference to Exhibit 2.1 from The Company's Current Report on Form 8-K dated April 16,
         1997)

  10.42 Purchase and Sale Agreement and Escrow Instructions dated February 5, 1997 by and between MaxVest Associates, Limited Partnership and The Price REIT, Inc. (Greensboro, N. Carolina property)
         (Incorporated by reference to Exhibit 2.5 from The Company's Current Report on Form 8-K dated April 16,
         1997)

  10.43 Purchase and Sale Agreement and Escrow Instructions dated February 13, 1997 by and between Jagee Properties, Inc. and The Price REIT, Inc., as amended by First Amendment to Purchase and Sale Agreement and Escrow Instructions dated March 18, 1997 (Richardson, Texas property)
         (Incorporated by reference to Exhibit 2.3 from The Company's Current Report on Form 8-K dated April 16,
         1997)

  10.44  Agreement of Purchase and Sale dated February 20, 1997 by and between Madison Property I, L.P. and
         Price/Baybrook, Ltd. (Garland, Texas property)
         (Incorporated by reference to Exhibit 2.2 from The
         Company's Current Report on Form 8-K dated April 16,
         1997)

  10.45  Agreement of Purchase and Sales dated February 24, 1997 by and between Oak Creek Partners, Ltd. and
         Price/Baybrook, Ltd. (Dallas, Texas property)
         (Incorporated by reference to Exhibit 2.4 from The
         Company's Current Report on Form 8-K dated April 16,
         1997)

  10.46 Purchase and Sale Agreement and Joint Escrow dated October 10, 1996 by and between The Price REIT, Inc. and Loop One/183, Ltd. (Arboretum Crossing)
         (Incorporated by reference to Exhibit 2.6 from The Company's Current Report on Form 8-K dated April 16,
         1997)

   12.1  Statement Re: Computation of Ratio of Earnings to
         Fixed Charges

   15.1  Letter Re: Unaudited Interim Financial Information

   27.1  Article 5 Financial Data Schedule



   Reports on Form 8-K
   -------------------
   A Current Report on Form 8-K dated January 15, 1997 was filed reporting the Company's filing a Prospectus Supplement relating to the issuance and sale of up to 1,840,000 shares of Common Stock.






                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Price REIT, Inc.

    Date:  May 14, 1997            /Joseph K. Kornwasser/
                                   Joseph K. Kornwasser
                                   Chief Executive Officer,
                                   President and Director


    Date:  May 14, 1997            /George M. Jezek/
                                   George M. Jezek
                                   Chief Financial Officer,
                                   Secretary, Director (Principal
                                   Financial and Chief Accounting
                                             Officer)






            INDEPENDENT ACCOUNTANTS' REVIEW REPORT
            --------------------------------------

The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Price REIT, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                    /Ernst & Young LLP/

San Diego, California
April 30, 1997