Form 10-Q
period 1997-06-30
PRICE REIT INC
filed 1997-08-13
CIK 878031

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to

           Commission file number                    1-13432
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

Number of shares of the Registrant's common stock outstanding at June 30, 1997:
10,685,503.
----------


                    The Price REIT, Inc.
                          Form 10-Q



                            Index


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets - June 30, 1997 and
    December 31, 1996

    Condensed Consolidated Statements of Income - Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

    Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and June 30, 1996

    Notes to Condensed Consolidated Financial Statements -
    June 30, 1997

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4 :  Submission of Matters to a Vote of Security Holders

Item 6 :  Exhibits and Reports on Form 8-K

    Signatures

    Independent Accountants' Review Report









PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                The Price REIT, Inc.

                        Condensed Consolidated Balance Sheets

                                                     (Unaudited)
                                                      June 30,   December 31,
                                                         1997         1996
                                                      ---------    ---------
ASSETS                                                    (In Thousands)

  Rental property, net                                $493,303     $380,482
  Investment in joint ventures                          19,443       19,202
  Cash and cash equivalents                              3,625       11,369
  Deferred rent receivable                               9,584        8,489
  Secured note receivable                                1,324        1,346
  Other assets                                           8,182        7,183
                                                      ---------    ---------
  Total assets                                        $535,461     $428,071
                                                      =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable and accrued liabilities               7,124        4,474
  Senior Notes payable                                 203,985      154,114
  Unsecured line of credit                              21,000       19,000
  Secured notes payable                                 11,648       11,794
                                                      ---------    ---------
  Total liabilities                                    243,757      189,382

  Minority interest                                      1,741        1,707

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, no shares issued or outstanding                -            -
Common stock, $.01 par value, 25,000,000 shares
  authorized: 10,685,503 and 9,069,249 shares
  issued and outstanding                                   107           91
Additional paid-in capital                             316,852      259,518
Accumulated deficit                                    (26,996)     (22,627)
                                                      ---------    ---------
Total stockholders' equity                             289,963      236,982
                                                      ---------    ---------
Total liabilities and stockholders' equity            $535,461     $428,071
                                                      =========    =========


See accompanying notes.



                                 The Price REIT, Inc.

                      Condensed Consolidated Statements of Income
                                     (Unaudited)



                                          Three months ended  Six months ended
                                               June 30,            June 30,
                                            1997      1996      1997      1996
                                          -------- --------   -------- --------
                                                  (In Thousands, except
                                                    per share data)
REVENUE
  Rental income                           $16,589  $12,217    $30,697  $24,867
  Management fees                              73      263        144      539
  Equity in earnings of joint ventures        437      342        886      739
  Interest and other income                   171       61        852      170
                                          -------- --------   -------- --------
  Total revenue                            17,270   12,883     32,579   26,315
                                          -------- --------   -------- --------

EXPENSES

  Rental operations                         1,305      925      2,610    2,353
  Real estate taxes                         1,862    1,122      3,329    2,355
  General and administrative                  953      823      1,907    1,661
  Depreciation                              3,809    2,897      6,948    5,792
  Interest                                  3,667    2,981      6,665    5,961
                                          -------- --------   -------- --------
  Total expenses                           11,596    8,748     21,459   18,122
                                          -------- --------   -------- --------

Income before minority interest in income
  of consolidated Joint Venture             5,674    4,135     11,120    8,193
Minority interest in income of
  consolidated Joint Venture                  --       --         --       --
                                          -------- --------   -------- --------

NET INCOME                                  5,674    4,135     11,120    8,193
                                          ======== ========   ======== ========

PER SHARE DATA

  Net income per share                      $0.53    $0.50      $1.06    $0.98
                                           ------   ------     ------   ------
  Dividends paid per share of
    Common Stock                           $0.725    $0.70      $1.45    $1.40
                                           ------   ------     ------   ------
  Weighted average number of
    shares outstanding                     10,678    8,353     10,488    8,334
                                           ------   ------     ------   ------




See accompanying notes.


                                 The Price REIT, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                                      Six Months Ended June 30
                                                          1997      1996
                                                        ---------  --------
                                                           (In Thousands)
OPERATING ACTIVITIES
Net income                                               $11,120   $ 8,193
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                             6,948     5,792
  Amortization of deferred loan fees                         314       263
  Amortization of debt discount                               93        76
  Equity in earnings of joint ventures                      (886)     (739)
  Deferred rent                                           (1,095)   (1,178)
  Changes in operating assets and liabilities:
  Other assets                                            (1,850)     (689)
  Accounts payable and accrued liabilities                 2,649      (814)
                                                        ---------  --------
Net cash provided by operating activities                 17,293    10,904

INVESTING ACTIVITIES
Purchases of rental property                            (106,653)       -
Additions to rental property                             (12,966)   (2,179)
Payment received on secured note receivable                   22        -
Investment in joint ventures                                (677)   (1,935)
Distributions from joint ventures                          1,710     1,035
                                                        ---------  --------
Net cash used in investing activities                   (118,564)   (3,079)

FINANCING ACTIVITIES
Proceeds from Senior Notes payable                        49,779        -
Proceeds from unsecured line of credit                    71,000     3,000
Repayment of unsecured line of credit                    (69,000)   (2,000)
Repayment of secured notes payable                          (146)       -
Minority interest contribution                             1,266        -
Distributions to minority partner in consolidated
 Joint Venture                                            (1,233)       -
Gross proceeds from issuance of common stock              60,343     1,363
Common stock issuance costs                               (3,453)       -
Dividends paid, net of dividends reinvested              (15,029)  (11,235)
                                                        ---------  --------
Net cash provided by (used in) financing activities       93,527    (8,872)
                                                        ---------  --------

Decrease in cash and cash equivalents                     (7,744)   (1,047)
Cash and cash equivalents at beginning of period          11,369     1,241
                                                        ---------  --------
Cash and cash equivalents at end of period                $3,625    $  194
                                                        =========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                  $6,132    $5,744
                                                        =========  ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
Common Stock issued in accordance with
the dividend reinvestment plan                              $459      $445
                                                         ========  ========


See accompanying notes.



                    The Price REIT, Inc.


    Notes to Condensed Consolidated Financial Statements
                      June 30, 1997
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

On April 1, 1997, the Company acquired a shopping center in Austin, Texas for $23.4 million. The Company financed this acquisition with borrowings of $14 million under its Line of Credit and $9.4 million of operating cash.

On May 14, 1997, the Company acquired a shopping center in Woodbridge, Virginia for $46.5 million. The Company financed this acquisition with borrowings under its Line of Credit.

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

CENTREPOINT ASSOCIATES JOINT VENTURE ACQUISITION

On March 21, 1997, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired a parcel of property containing 24,886 rentable square feet of buildings ("Talavi III") within an existing shopping center in Glendale, Arizona. The Joint Venture currently owns three additional parcels within this existing shopping center; two parcels containing 85,000 rentable square feet of buildings and a vacant pad parcel for future development. Talavi III was purchased for $3 million.

The Joint Venture financed this acquisition with borrowings under a $13.5 million line of credit obtained from Wells Fargo Bank ("Wells Fargo Line"). The Wells Fargo Line is secured by the new Talavi III acquisition and a 236,000 square foot power center located in Tempe, Arizona which is owned by the Joint Venture.

As of June 30 1997, the Joint Venture owned several shopping center properties located in Glendale and Tempe, Arizona which contain an aggregate of 495,000 square feet of building area and a 40 acre vacant land parcel in Goodyear, Arizona for future development. The operations of the Joint Venture are accounted for under the equity method of accounting.

SMITHTOWN VENTURE

On October 2, 1996, the Company purchased an approximate 80% ownership interest in Smithtown Venture LLC ("Smithtown Venture"). The remaining approximate 20% ownership was held by King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain. Smithtown Venture is currently constructing a power center located in Commack, New York (Long Island) which is anticipated to contain 270,000 leasable square feet of space when completed on land which is subject to a forty-nine year ground lease with four ten year renewal options. The shopping center will be anchored by King Kullen, Borders Books & Music, HomePlace, Babies "R" Us (Toys "R" Us) and The Sports Authority. In addition, Target plans to open a 125,000 square foot store on a contiguous parcel of land. As of June 30, 1997, one tenant (Borders) has opened for business. The center is in its final construction phase and the Company expects that it will be substantially completed by the end of the third quarter of 1997, although no assurance can be given that it will be completed on schedule. The construction cost is estimated at $23 million. The Company's share of construction and development costs will be funded by borrowings under the Company's Line of Credit and operating funds to the extent such funds are available. As of June 30, 1997, the Company has cumulatively funded $15,674,000 for its share of the Smithtown Venture construction costs.

On March 26, 1997, King Kullen was granted a put option to reduce its capital interest in the joint venture from approximately 20% to 10%. On April 23, 1997, King Kullen elected to exercise its put option to reduce its equity interest in Smithtown Venture from approximately 20% to 10%. The Company paid King Kullen $1,232,000 pursuant to the put option agreement. The Company presently holds an ownership interest of 90% in Smithtown Venture and King Kullen holds the remaining interest of 10%.

PRICE/FRY LLC JOINT VENTURE

In February 1997, Price/Baybrook, Ltd. (a wholly-owned subsidiary of the Company) formed a joint venture with I-10/Fry Road 27, Ltd. and I-10/Park Row 40, Ltd. (the "Outside Partners") to develop an approximate 470,000 square foot retail power center in Houston, Texas. The joint venture agreement provides for the Outside Partners to contribute the land with a net fair market value of $4.225 million and Price/Baybrook, Ltd. to contribute $4.225 million as needed to fund development costs. After Price/Baybrook, Ltd. has funded its share of capital, it is anticipated that the joint venture will seek construction financing to complete the center.

The development will be located on 47 acres of land at the intersection on Interstate 10 and Fry Road in the western part of Houston. The Company will be the managing partner with a 50% joint venture interest, and the remaining 50% will be owned by the Outside Partners.

The new power center will be anchored by Home Depot, which will be purchasing approximately ten acres from the joint venture for the construction of a 106,000 square foot store and a 30,000 square foot garden center. The joint venture intends to develop the balance of the 470,000 square foot center, with multiple national value retailers and an entertainment component. The Home Depot construction will commence shortly, with opening anticipated by January 1998, and it is anticipated that the balance of the center will be completed in phases over the next two years. There can be no assurance, however, that construction of Home Depot or the balance of the center will commence or be completed on schedule. The operations of the joint venture will be accounted for under the equity method of accounting.

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

On November 5, 1996, the Company completed an underwritten public offering ("1996 Offering") of $55 million aggregate principal amount of the Company's Senior Notes at an interest rate of 7.50%. The 7.50% Senior Notes were priced at an aggregate of $54,870,000. The net proceeds from the 1996 Offering were used to repay $50 million of indebtedness outstanding under the Company's Line of Credit. The remaining net proceeds were used for general corporate purposes. The 7.50% Senior Notes provide for semi-annual payment of interest only due on May 5 and November 5 of each year until the maturity date of November 5, 2006 at which time the principal is due.

On June 19, 1997, the Company issued unsecured 7.125% Senior Notes in the aggregate principal amount of $50 million which are due June 15, 2004 pursuant to its $175 million shelf registration statement. Interest on the 7.125% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The notes were priced at an aggregate amount of $49,778,000 and have an effective interest rate of 7.21%. The Company used the net proceeds to repay indebtedness under the Line of Credit. After the issuance of the 7.125% Senior Notes and the issuance of the Common Stock discussed below in Note 4, the Company has the ability to issue up to approximately $65 million of the remaining securities pursuant to its shelf registration statement.

UNSECURED LINE OF CREDIT

On October 23, 1996 the Company modified its Line of Credit to reduce the LIBOR interest rate margin from 1.4% to 1.25%.

The agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of 0.25% per annum of the unused portion of the Line of Credit.

The effective rate of interest at June 30, 1997 from the borrowings under the Line of Credit was 6.875%. Interest on the outstanding balance of the Line of Credit is payable periodically, but at least quarterly.

The Company typically funds short-term financing for its acquisition and development activities through its $75 million Line of Credit. On January 22, 1997, the Company used the net proceeds from sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. During the second quarter of 1997, the Company borrowed $60 million to purchase the Austin and Woodbridge properties as discussed above. The Company borrowed an additional $11 million to replenish operating funds. On June 20, 1997, the Company used the net proceeds from the sale of Senior Notes to repay $50 million of indebtedness outstanding under the Company's Line of Credit. At June 30, 1997, the outstanding balance under the Line of Credit was $21 million.


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


NOTE 6 - SUBSEQUENT EVENTS

On July 1, 1997, the Company amended its $75 million Line of Credit (i) to modify certain restrictive covenants, including the secured and unsecured debt incurrence restrictions, (ii) to provide the Company with an option, subject to consent of its lenders and certain other conditions, to increase the availability under the Line of Credit to $100 million and (iii) to extend the maturity to June 30, 2000 with a Company option, subject to consent of its lenders and certain other conditions, to extend it one additional year to June 30, 2001.

On July 9, 1997, the Company sold its Cerritos, California property for $17.4 million in a transaction designed to enable the sale to qualify as a tax-deferred exchange under Section 1031 of the Internal Revenue Code (the "Code"). If the Company completes the transaction as a tax-deferred exchange by identifying and acquiring one or more replacement properties within the time limits prescribed by the Code, the Company will not currently recognize any taxable gain on the sale of the Cerritos property. No assurance can be given, however, that the sale of Cerritos property will be completed as a tax-deferred exchange.

On August 5, 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share pursuant to its $175 million shelf registration statement. The Company used the proceeds of $37.5 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes. After the issuance of these shares, the Company has the ability to issue up to approximately $27.5 million of the remaining securities pursuant to the shelf registration statement.


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

RESULTS OF OPERATIONS

The results of operations of the Company for the six months ended June 30, 1997, as compared to the same period for 1996, are significantly different due to the acquisitions discussed below.

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

On April 1, 1997, the Company acquired Arboretum Crossing (Phase I), a 182,010 square foot shopping center located in Austin, Texas for $23.4 million. As of June 30, 1997, the shopping center was 98% leased and is anchored by Circuit City, Babies `R' Us, Cost Plus, Designer Shoes Warehouse, Just for Feet and Mikasa. The Company financed this acquisition with borrowings of $14 million under its Line of Credit and $9.4 million of operating cash.

On May 14, 1997, the Company acquired Smoketown Stations Center, a 483,057 square foot shopping center located in Woodbridge, Virginia for $46.5 million. As of June 30, 1997, the shopping center was 95.8% leased and is anchored by Lowe's Home Center, Shoppers Food Warehouse, Kids `R' Us, Zany Brainy, Super Trak Auto, Best Buy, PetsMart and Super Crown Books. The Company financed this acquisition with borrowings under its Line of Credit.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

Rental income increased from $12,217,000 for the quarter ended June 30, 1996 to $16,589,000 for the same period in 1997. Approximately $4,104,000 of this increase was attributable to new rental revenue from properties acquired in the last six months of 1996 and during 1997.

Management fee income from third party contracts decreased from $263,000 for the quarter ended June 30, 1996 to $73,000 for the same period in 1997 due to the cessation of management services of ten Price Enterprises, Inc. shopping centers. Management fee income reflects fees generated from the Company's management of several shopping centers and commercial properties owned by third parties.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company ceased management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing will be a significant reduction in the Company's future third party management fee income. This, however, should be partially offset by a reduction in related operating expenses. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its present portfolio as well as any future acquisitions and growth opportunities.

Equity in earnings of joint ventures for the quarter ended June 30, 1997 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint ventures increased from $342,000 for the quarter ended June 30, 1996 to $437,000 for the same period in 1997. The increase was attributable to new rental revenue from the Talavi III acquisition as well as the inclusion of three months of income for Hayden Plaza joint venture in 1997 as compared to only a partial quarter in 1996.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $2,047,000 for the quarter ended June 30, 1996 to $3,167,000 for the same period in 1997. Approximately $825,000 of this increase was attributable to properties acquired in the last six months of 1996 and during 1997. The remainder of the increase was attributable to higher property tax assessments due to new construction and increased operating expenses of existing properties.

Depreciation expense increased from $2,897,000 for the quarter ended June 30, 1996 to $3,809,000 for the same period in 1997. Approximately $848,000 of this increase was attributable to the properties acquired in the last six months of 1996 and during 1997. The remain of the increase was attributable to additional depreciation on new construction on existing properties.

Interest expense increased from $2,981,000 for the quarter ended June 30, 1996 to $3,667,000 for the same period in 1997. This increase was mainly attributable to the Company's average outstanding indebtedness during the quarter ended June 30, 1997 which was approximately $43 million greater than the average amount of outstanding indebtedness during the same period in 1996. During the fourth quarter of 1996 the Company increased its outstanding indebtedness by assuming two secured loans totaling $11.8 million in conjunction with the Oklahoma City, Oklahoma shopping center acquisition. During the first half of 1997, the Company increased its outstanding indebtedness to fund new acquisitions and certain ongoing construction and development projects. Additionally, the Company capitalized interest of $479,000 arising from additional construction activities for the quarter ended June 30, 1997 as compared to $50,000 for the same period in 1996.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

Rental income increased from $24,867,000 for the six months ended June 30, 1996 to $30,697,000 for the same period in 1997. Approximately $5,615,000 of this increase was attributable to new rental revenue from properties acquired in the last six months of 1996 and during 1997.

Management fee income from third party contracts decreased from $539,000 for the six months ended June 30, 1996 to $144,000 for the same period in 1997 due to the cessation of management services of ten Price Enterprises, Inc. shopping centers. Management fee income reflects fees generated from the Company's management of several shopping centers and commercial properties owned by third parties.

Equity in earnings of joint ventures for the six months ended June 30, 1997 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint ventures increased from $739,000 for the quarter ended June 30, 1996 to $886,000 for the same period in 1997. The increase was attributable to new rental revenue from the Talavi III acquisition as well as the inclusion of six months of income for Hayden Plaza joint venture in 1997 as compared to inclusion in 1996 of a shorter period.

Other income increased from $170,000 for the six months ended June 30, 1996 to $852,000 for the same period in 1997. Most of the increase was attributable to an increase of investment income from short term investment of the proceeds from the 1997 Stock Offering until such proceeds were utilized to fund the Company's acquisition activities.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $4,708,000 for the six months ended June 30, 1996 to $5,939,000 for the same period in 1997. Approximately $1,134,000 of this increase was attributable to properties acquired in the last six months of 1996 and during 1997. The remainder of the increase was attributable to higher property tax assessments due to new construction and increased operating expenses of existing properties.

Depreciation expense increased from $5,792,000 for the six months ended June 30, 1996 to $6,948,000 for the same period in 1997. Approximately $1,135,000 of this increase was attributable to the properties acquired in the last six months of 1996 and during 1997. The remain of the increase was attributable to additional depreciation on new construction on existing properties.

Interest expense increased from $5,961,000 for the six months ended June 30, 1996 to $6,665,000 for the same period in 1997. This increase was mainly attributable to the Company's average outstanding indebtedness during the six months ended June 30, 1997 which was approximately $52 million greater than the average amount of outstanding indebtedness during the same period in 1996. During the fourth quarter of 1996 the Company increased its outstanding indebtedness by assuming two secured loans totaling $11.8 million in conjunction with the Oklahoma City, Oklahoma shopping center acquisition. During the first half of 1997, the Company increased its outstanding indebtedness to fund new acquisitions and certain ongoing construction and development projects. Additionally, the Company capitalized interest of $881,000 arising from additional construction activities for the six months ended June 30, 1997 as compared to $106,000 for the same period in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's principal sources of funding for the acquisition, development, expansion and renovation of properties are an unsecured line of credit, secured notes, public equity financing, public unsecured debt financing and cash flow from operations.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company must distribute at least 95 percent of its ordinary taxable income.

The Company believes that its cash flow from operations after interest for 1997 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock. The Company declared dividends in the aggregate amount of $15,488,000 during the six months ended June 30, 1997, of which $459,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On January 22, 1997, the Company used the net proceeds from the sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. During the second quarter of 1997, the Company borrowed $60 million to purchase the Austin and Woodbridge properties as discussed above. The Company borrowed an additional $11 million to replenish operating funds. On June 20, 1997, the Company used the net proceeds from the sale of Senior Notes to repay $50 million of indebtedness outstanding under the Company's Line of Credit. At June 30, 1997, the outstanding balance under the Line of Credit was $21 million.

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company is required to pay a commitment fee of 0.25% per annum of the unused portion of the Line of Credit.

On November 25, 1996, the Company filed a shelf registration statement on Form S-3 (File No. 333-16787)(the "1996 Shelf Registration Statement") for up to $175 million of debt securities, preferred stock, common stock and warrants (collectively, the "Securities"). The 1996 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on December 23, 1996.

On January 22, 1997, the Company issued and sold 1,600,000 shares of Common Stock (the "1997 Stock Offering") at a price to the public of $37.625 per share pursuant to the 1996 Shelf Registration Statement. The Company used the net proceeds of $57 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes.

On June 19, 1997, the Company issued unsecured 7.125% Senior Notes in the aggregate principal amount of $50 million which are due June 15, 2004 pursuant to the 1996 Shelf Registration Statement. Interest on the 7.125% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The notes were priced at an aggregate amount of $49,778,000 and have an effective interest rate of 7.21%. The Company used the net proceeds to repay indebtedness under the Line of Credit.

On August 5, 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share pursuant to its $175 million shelf registration statement. The Company used the proceeds of $37.5 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes. After the issuance of these shares, the Company has the ability to issue up to approximately $27.5 million of the remaining securities pursuant to the shelf registration statement.

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

The information in the immediately preceding paragraph is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of the Company's planned development of new centers and expansion of existing centers; the actual costs associated with such developments; and the strength of the local economies in the sub-markets in which the Company operates. Higher than expected costs, delays in development of centers, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

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

The following table sets forth the Company's calculation of FFO for the three months and six months ended June 30, 1997 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods in 1996.





                                                     (Unaudited)
                                      Three months ended    Six months ended
                                          June 30,               June 30,
                                        1997     1996        1997       1996
                                       -------  -------    -------    -------
                                                 (In Thousands)
Net income                             $ 5,674  $ 4,135    $11,120    $ 8,193
Depreciation                             3,809    2,897      6,948      5,792
Joint ventures FFO adjustment              182      206        354        318
                                       -------  -------    -------    -------
Funds from Operations                  $ 9,665  $ 7,238    $18,422    $14,303
                                       =======  =======    =======    =======
Weighted average number of shares
   outstanding                          10,678    8,353     10,488      8,334
                                       =======  =======    =======    =======



Prior to the Company's January 1996 adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for straight line rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $676,000 and $637,000 for the three month periods ended June 30, 1997 and 1996, respectively, and $1,202,000 and $1,216,000 for the six months periods ended June 30, 1997 and 1996, respectively.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
At the Company's annual stockholders meeting, held on May 28, 1997, the following individuals were elected to serve as directors:

            Raymond E. Peet              William D. Jones
            Joseph K. Kornwasser         Walter Weisman
            George M. Jezek              Keene Wolcott
            Roy P. Drachman

TABULATION OF VOTES       VOTE IN FAVOR           VOTES WITHHELD
-------------------       -------------           --------------
Raymond E. Peet             9,426,667                 55,815
Joseph K. Kornwasser        9,433,318                 49,164
George M. Jezek             9,432,518                 49,964
Roy P. Drachman             9,425,004                 57,478
William D. Jones            9,432,018                 50,464
Walter Weisman              9,432,347                 50,135
Keene Wolcott               9,432,618                 49,864


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits
   --------

    4.1 Second Amended and Restated Credit Agreement, dated as of July 1, 1997 among The Price REIT, Inc. and Morgan Guaranty Trust Company of New York, as Agent and the other financial institutions party hereto.

  10.41  Purchase and Sale Agreement and Joint Escrow
         Instructions dated October 10, 1996 by and between The Price REIT, Inc. and Loop One/183, Ltd. (Arboretum Crossing)
         (Incorporated by reference to Exhibit 2.6 of the
         Company's Current Report on Form 8-K dated April 16,
         1997)

  10.42  Purchase and Sale Agreement dated March 25, 1997 by and between Smoketown Road Associates Limited Partnership
         and The Price REIT, Inc. (Woodbridge, Virginia
         property)
         (Incorporated by reference to Exhibit 2.1 of the
         Company's Current Report on Form 8-K dated May 28,
         1997)

  10.43 Purchase and Sale Agreement and Escrow Instructions dated April 17, 1997 by and among The Price REIT, Inc.
         and Westrust Asset Management, Inc. (Cerritos,
         California property)

   12.1  Statement Re: Computation of Ratio of Earnings to
         Fixed Charges

   15.1  Letter Re: Unaudited Interim Financial Information

   27.1  Article 5 Financial Data Schedule


   Reports on Form 8-K
   -------------------
   Forms 8-K and 8-K/A were filed on April 16, 1997 and May 9, 1997, respectively, reporting under Item 2 the Company's acquisitions of the Westgate Market, Broadmoor Village Shopping Center, Richardson Plaza Shopping Center, City Place Market, Wendover Ridge Retail Center and Arboretum Crossing Center for an aggregate purchase price of $60,153,000. The following financial statements were filed with the Form 8-K/A: audited statement of revenue over specific operating expenses for the Arboretum Crossing Center and unaudited pro forma condensed financial information.

   Forms 8-K and 8-K/A were filed on May 28, 1997 and July 24, 1997, respectively, reporting under Item 2 the Company's acquisition of the Smoketown Stations Center in Woodbridge, Virginia for a purchase price of $46,500,000. The following financial statements were filed with the Form 8-K/A: audited statement of revenue over specific operating expenses for the Smoketown Stations Center and unaudited pro forma condensed financial information.

   A Form 8-K was filed on June 18, 1997 reporting under Item 5 the Company's filing of a Prospectus Supplement, dated June
   13, 1997, relating to the issuance and sale of up to $50,000,000 principal amount of 7-1/8% Senior Notes due 2004.







                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Price REIT, Inc.

    Date:  August 13, 1997         /Joseph K. Kornwasser/
                                   Joseph K. Kornwasser
                                   Chief Executive Officer,
                                   President and Director


    Date:  August 13, 1997         /George M. Jezek/
                                   George M. Jezek
                                   Chief Financial Officer,
                                   Treasurer, Secretary and
                                   Director (Principal Financial
                                   and Chief Accounting Officer)





            INDEPENDENT ACCOUNTANTS' REVIEW REPORT
            --------------------------------------

The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

San Diego, California
July 23, 1997