Form 10-Q
period 1997-09-30
PRICE REIT INC
filed 1997-11-14
CIK 878031

9

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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

                                  N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.01 Par Value - 11,692,793 as of September 30, 1997.


                    The Price REIT, Inc.
                          Form 10-Q



                            Index


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
     September 30, 1997 and December 31, 1996               3

     Condensed Consolidated Statements of Income -
     Three months ended September 30, 1997 and 1996;
     Nine months ended September 30, 1997 and 1996          4

     Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1997 and
     September 30, 1996                                     5

     Notes to Condensed Consolidated Financial
     Statements - September 30, 1997                        7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     16


PART II - OTHER INFORMATION

Item 6 :  Exhibits and Reports on Form 8-K                 27

     Signatures                                            30

     Independent Accountants' Review Report                31









PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                The Price REIT, Inc.

                        Condensed Consolidated Balance Sheets

                                                    (Unaudited)
                                                   September 30, December 31,
                                                       1997         1996
                                                     ---------    ---------
ASSETS                                                   (In Thousands)

  Rental property, net                               $534,467     $380,482
  Investment in joint ventures                         21,201       19,202
  Cash and cash equivalents                            15,097       11,369
  Deferred rent receivable                              9,506        8,489
  Secured note receivable                               1,313        1,346
  Other assets                                         10,773        7,183
                                                     ---------    ---------
  Total assets                                       $592,357     $428,071
                                                     =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable and accrued liabilities             12,674        4,474
  Senior Notes payable                                204,038      154,114
  Unsecured line of credit                             19,000       19,000
  Secured notes payable                                26,301       11,794
                                                     ---------    ---------
  Total liabilities                                   262,013      189,382

  Minority interest                                     2,293        1,707

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, no shares issued or outstanding               -            -
Common stock, $.01 par value, 25,000,000 shares
  authorized: 11,692,793 and 9,069,249 shares
  issued and outstanding                                  117           91
Additional paid-in capital                            354,624      259,518
Accumulated deficit                                   (26,690)     (22,627)
                                                     ---------    ---------
Total stockholders' equity                            328,051      236,982
                                                     ---------    ---------
Total liabilities and stockholders' equity           $592,357     $428,071
                                                     =========    =========


See notes to condensed consolidated financial statements.



                                 The Price REIT, Inc.

                      Condensed Consolidated Statements of Income
                                     (Unaudited)



                                          Three months ended  Nine months ended
                                            September 30,       September 30,
                                            1997     1996       1997     1996
                                          -------- --------   -------- --------
                                                  (In Thousands, except
                                                    per share data)
REVENUE
  Rental income                           $17,696  $12,620    $48,450  $37,453
  Management fees                              82      270        226      809
  Equity in earnings of joint ventures        391      411      1,276    1,149
  Interest and other income                   294       61      1,090      265
  Net gain from sale of rental property     2,787        -      2,787        -
                                          -------- --------   -------- --------
  Total revenue                            21,250   13,362     53,829   39,676
                                          -------- --------   -------- --------

EXPENSES

  Rental operations                         1,489    1,037      4,075    3,300
  Real estate taxes                         1,843    1,311      5,172    3,755
  General and administrative                  885      824      2,815    2,485
  Depreciation                              4,252    3,031     11,201    8,823
  Interest                                  4,002    3,056     10,667    9,017
                                          -------- --------   -------- --------
  Total expenses                           12,471    9,259     33,930   27,380
                                          -------- --------   -------- --------


NET INCOME                                  8,779    4,103     19,899   12,296
                                          ======== ========   ======== ========


Net income per share                        $0.78    $0.48      $1.85    $1.47
                                           ------   ------     ------   ------
Dividends paid per share of
  Common Stock                             $0.725    $0.70      $2.18    $2.10
                                           ------   ------     ------   ------
Weighted average number of
  shares outstanding                       11,240    8,505     10,742    8,392
                                           ------   ------     ------   ------




See notes to condensed consolidated financial statements.


                                 The Price REIT, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                          1997      1996
                                                        --------- --------
                                                           (In Thousands)
OPERATING ACTIVITIES
Net income                                               $19,899   $12,296
Adjustments to reconcile net income to net
cash provided by operating activities:
  Net gain on sale of rental property                     (2,787)       -
  Depreciation                                            11,201     8,823
  Amortization of loan fees and discount                     623       512
  Equity in earnings of joint ventures                    (1,276)   (1,149)
  Deferred rent                                           (1,017)   (1,774)
  Changes in operating assets and liabilities:
  Other assets                                            (4,860)     (915)
  Accounts payable and accrued liabilities                 8,198     2,047
                                                        --------- ---------
Net cash provided by operating activities                 29,981    19,840

INVESTING ACTIVITIES
Purchases of rental property                            (145,475)       -
Additions to rental property                             (19,186)  (15,780)
Payment received on secured note receivable                   33        -
Investments in joint ventures                             (2,456)   (6,339)
Distributions from joint ventures                          2,134     1,443
Gross proceeds from sale of rental property               17,400        -
                                                        --------- ---------
Net cash used in investing activities                   (147,550)  (20,676)

FINANCING ACTIVITIES
Proceeds from Senior Notes payable                        49,779        -
Proceeds from unsecured line of credit                    90,000    22,000
Repayment of unsecured line of credit                    (90,000)  (26,000)
Repayment of secured notes payable                          (238)       -
Minority interest contribution                               585        -
Gross proceeds from issuance of common stock              97,890    23,598
Common stock issuance costs                               (3,452)   (1,381)
Dividends paid, net of dividends reinvested              (23,267)  (17,338)
                                                        ---------  --------
Net cash provided by financing activities                121,297       879
                                                        ---------  --------

Increase in cash and cash equivalents                      3,728        43
Cash and cash equivalents at beginning of period          11,369     1,241
                                                        ---------  --------
Cash and cash equivalents at end of period               $15,097    $1,284
                                                        =========  ========








SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                  $6,160    $6,963
                                                        =========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock issued in accordance with
the dividend reinvestment plan                              $694      $673
                                                         ========  ========

In conjunction with the acquisition of the Farmington, Connecticut property, a non-recourse loan of $14.7 million was assumed.




See notes to condensed consolidated financial statements.


                    The Price REIT, Inc.

    Notes to Condensed Consolidated Financial Statements
                     September 30, 1997
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

In July 1996, the Company acquired a 210,000 square foot shopping center in Mesquite, Texas (Dallas area) at a cost of $12.7 million. The Company financed this acquisition with borrowings under its unsecured line of credit (the "Line of Credit").

On November 20, 1996, the Company acquired a 234,000 square foot shopping center in Oklahoma City, Oklahoma. The purchase price was $16.7 million, of which $11.8 million was evidenced by the assumption of two non-recourse loans (subject to customary exceptions) secured by the property. The balance of the purchase price was financed with $4.9 million of operating cash.

On January 16, 1997, the Company acquired Westgate Market, a 134,000 square foot shopping center in Wichita, Kansas for $9.8 million. The Company financed this acquisition with borrowings under its Line of Credit.

On March 19, 1997, the Company acquired Broadmoor Village Shopping Center, a 62,000 square foot shopping center in Garland, Texas for $4.75 million. The Company financed this acquisition with operating cash.

On March 20, 1997, the Company acquired Richardson Plaza Shopping Center, a 116,000 square foot shopping center in Richardson, Texas for $8.5 million. The Company financed this acquisition with operating cash.

On March 28, 1997, the Company acquired City Place Market, an 84,000 square foot shopping center in Dallas, Texas for $8.75 million. The Company financed this acquisition with operating cash.

On March 31, 1997, the Company acquired Wendover Ridge Retail Center, a 41,000 square foot shopping center in Greensboro, North Carolina for $4.975 million. The Company financed this acquisition with operating cash.

On April 1, 1997, the Company acquired Arboretum Crossing, a 187,000 square foot shopping center in Austin, Texas for $23.4 million. The Company financed this acquisition with borrowings of $14 million under its Line of Credit and $9.4 million of operating cash.

On May 14, 1997, the Company acquired Smoketown Stations Center, a 483,000 square foot shopping center in Woodbridge, Virginia for $46.5 million. The Company financed this acquisition with borrowings under its Line of Credit.

On August 28, 1997, the Company acquired West Farms Shopping Center, a 185,000 square foot shopping center in Farmington, Connecticut for $20 million. As of September 30, 1997, the shopping center was 99% leased and is anchored by The Sports Authority, T.J. Maxx, Linen N Things and Petco. The acquisition was financed through the assumption of an existing $14.7 million non-recourse loan secured by the property and $5.3 million of proceeds from the sale of the Cerritos property.


HAYDEN PLAZA NORTH JOINT VENTURE ACQUISITION

On April 23, 1996, the Company formed a partnership (the "Partnership") with Kimco Realty Corporation ("Kimco"), a major New York-based retail real estate investment trust, to purchase a 191,000 square foot shopping center in Phoenix, Arizona at a cost of $3,490,000. The acquisition was completed by the Partnership on May 3, 1996. The Company holds a 50% interest in the Partnership and Kimco holds the remaining 50% interest. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash. The operations of the Partnership are accounted for under the equity method of accounting.


CENTREPOINT ASSOCIATES JOINT VENTURE ACQUISITION

On March 21, 1997, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired a parcel of property containing 25,000 rentable square feet of buildings ("Talavi III") within an existing shopping center in Glendale, Arizona. The Joint Venture currently owns three additional parcels within this existing shopping center: two parcels containing 85,000 rentable square feet of buildings and a vacant pad parcel for future development. Talavi III was purchased for $3 million. The Joint Venture financed this acquisition with borrowings under a $13.5 million line of credit obtained from Wells Fargo Bank ("Wells Fargo Line"). The Wells Fargo Line is secured by the new Talavi III acquisition and a 236,000 square foot power center located in Tempe, Arizona which is owned by the Joint Venture.

As of September 30, 1997, the Joint Venture owned several shopping center properties located in Glendale and Tempe, Arizona which contain an aggregate of 495,000 square feet of building area and a 40 acre vacant land parcel in Goodyear, Arizona for future development. The operations of the Joint Venture are accounted for under the equity method of accounting.

SMITHTOWN VENTURE

On October 2, 1996, the Company purchased an approximate 80% ownership interest in Smithtown Venture LLC ("Smithtown Venture"). The remaining approximate 20% ownership was held by King Kullen Grocery Co., Inc. ("King Kullen"), a major Long Island, New York grocery chain. Smithtown Venture is currently constructing a power center located in Commack, New York (Long Island) which is anticipated to contain 270,000 leasable square feet of space when completed on land which is subject to a forty-nine year ground lease with four ten year renewal options. The shopping center is anchored by King Kullen, Borders Books & Music, HomePlace, Babies "R" Us (Toys "R" Us) and The Sports Authority. In addition, Target plans to open a 125,000 square foot store on a contiguous parcel of land. As of September 30, 1997, all anchor tenants except Babies "R" Us have opened for business. The center is in its final construction phase and the Company expects that it will be completed by the end of the fourth quarter of 1997, although no assurance can be given that it will be completed on schedule. The construction cost is estimated at $23 million. The Company's share of construction and development costs will be funded by borrowings under the Company's Line of Credit and operating funds to the extent such funds are available. As of September 30, 1997, the Company has cumulatively funded $18,931,000 for its share of the Smithtown Venture construction costs.

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

PRICE/FRY LLC JOINT VENTURE

In February 1997, Price/Baybrook, Ltd. (a wholly-owned subsidiary of the Company) formed a joint venture with I-10/Fry Road 27, Ltd. and I-10/Park Row 40, Ltd. (the "Outside Partners") to develop an approximately 470,000 square foot retail power center in Houston, Texas. The joint venture agreement provides for the Outside Partners to contribute the land with a net fair market value of $4.225 million and Price/Baybrook, Ltd. to contribute $4.225 million as needed to fund development costs. After Price/Baybrook, Ltd. has funded its share of capital, it is anticipated that the joint venture will seek construction financing to complete the center.

The development will be located on 47 acres of land at the intersection of Interstate 10 and Fry Road in the western part of Houston. The Company will be the managing partner with a 50% joint venture interest, and the remaining 50% will be owned by the Outside Partners.

The new power center will be anchored by Home Depot, which purchased approximately ten acres from the joint venture for the construction of a 106,000 square foot store and a 30,000 square foot garden center. The sale of land to Home Depot was completed on July 31, 1997. The joint venture intends to develop the balance of the 470,000 square foot center, with multiple national value retailers and an entertainment component. The Home Depot construction is near completion, with opening anticipated by mid-January 1998, and it is anticipated that the balance of the center will be completed in phases over the next two years. There can be no assurance, however, that construction of Home Depot or the balance of the center will commence or be completed on schedule. The operations of the joint venture will be accounted for under the equity method of accounting.

PRICE REIT RENAISSANCE PARTNERSHIP

On August 29, 1997, the Company formed a limited partnership (the "Limited Partnership") with Altamonte Joint Venture ("Altamonte") to acquire the Renaissance Centre, a 271,000 square foot shopping center in Altamonte Springs (Orlando), Florida. The Company acquired a 99% interest in the Limited Partnership for $33.5 million. The Company is the managing General Partner with a 99% interest and Altamonte, a limited partner holding the remaining 1% interest. As of September 30, 1997, the Center was 99% leased and is anchored by Uptons, Michael's, Ross Stores, General Cinema, Blockbuster and Portfolio Home Furnishing. The Company's share of the acquisition was financed with borrowings of $13 million under its Line of Credit and $20.5 million of operating cash.


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


NOTE 3 - PROPERTY DISPOSITIONS

On July 9, 1997, the Company sold its Cerritos, California property for $17.4 million in a transaction designed to enable the sale to qualify as a tax-deferred exchange under Section 1031 of the Internal Revenue Code (the "Code"). The Company used the sale proceeds to acquire the Farmington, Connecticut property on August 28, 1997 and the Minnetonka, Minnesota property on October 8, 1997. The Company realized a gain on sale of the Cerritos shopping center in the amount of $3,643,000. This gain was partially offset by an impairment loss of $856,000 relating to the sale of property in Copiague, New York which closed on October 22, 1997.


NOTE 4 - NOTES PAYABLE

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

UNSECURED LINE OF CREDIT

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

The effective rate of interest at September 30, 1997 from the borrowings under the Line of Credit was 6.9375%. Interest on the outstanding balance of the Line of Credit is payable periodically, but at least quarterly.

The Company typically funds short-term financing for its acquisition and development activities through its $75 million Line of Credit. On January 22, 1997, the Company used the net proceeds from sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. During the second quarter of 1997, the Company borrowed $60 million to purchase the Austin and Woodbridge properties. The Company borrowed an additional $11 million to replenish operating funds. On June 20, 1997, the Company used the net proceeds from the sale of Senior Notes to repay $50 million of indebtedness outstanding under the Company's Line of Credit. On August 11, 1997, the Company used the net proceeds from the sale of common stock to repay $21 million of indebtedness outstanding under the Company's Line of Credit. On August 28, 1997, the Company borrowed $13 million to purchase the Renaissance Center. On September 28, 1997, The Company borrowed an additional $6 million to replenish operating funds. At September 30, 1997, the outstanding balance under the Line of Credit was $19 million.


NOTE 5 - COMMON STOCK

On January 22, 1997, the Company issued and sold 1,600,000 shares of Common Stock at a price to the public of $37.625 per share pursuant to its $175 million shelf registration statement. The Company used the net proceeds of approximately $57 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes.

On August 11, 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share pursuant to its $175 million shelf registration statement. The Company used the proceeds of $37.5 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes.

NOTE 6 - NET INCOME PER SHARE

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

NOTE 7 - SUBSEQUENT EVENTS

On October 8, 1997, the Company completed the acquisition of the Ridgedale Festival Shopping Center in Minnetonka (Minneapolis), Minnesota. The purchase price was $11.9 million. Ridgedale shopping center contains 120,000 rentable square feet, is anchored by Office Max, Toys `R' Us, Golfsmith, and Schmidt Music and was 100% leased. The Company financed this acquisition with the proceeds from the tax-deferred sale of the Cerritos property.

On  October  17,  1997,  the  Company acquired the  Cordata  Centre  located  in
Bellingham, Washington. The purchase price was $20.25 million. The center contains 174,000 rentable square feet and is anchored by Costco (not part of purchase), Office Depot, Bon Marche Home, T.J. Maxx, Drug Emporium, Future Shop, and other retail tenants. The Company financed the acquisition with borrowings of $18 million under the Line of Credit and the remainder from operating cash.

On October 22, 1997, the Company completed the sale of approximately nine acres of land in its Copiague, New York shopping center for $10.25 million. The land was sold to Dayton Hudson Corp. which intends to develop a 133,000 square foot Target store within the center. The Company used the sale proceeds to repay borrowings under its Line of Credit.

On October 31, 1997, the Company acquired a 97,000 square foot shopping center in Piscataway, New Jersey. The purchase price was $15.1 million. The center is 100% leased and anchored by Shop Rite Supermarket, Applebee's, Lauriat's and other retail tenants. The Company financed this acquisition by the assumption of a $11.4 million non-recourse loan secured by the property maturing in August 2000, and the remainder with borrowings under its Line of Credit.
















ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion, which is based on the condensed consolidated financial statements of the Company, should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. When used in the following discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Company's planned acquisitions and developments and the strength of the local economies in the sub-markets in which the Company operates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The results of operations of the Company for the nine months ended September 30, 1997, as compared to the same period for 1996, are significantly different due to the acquisitions discussed below.

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

On April 1, 1997, the Company acquired Arboretum Crossing (Phase I), a 182,000 square foot shopping center located in Austin, Texas for $23.4 million. The Company financed this acquisition with borrowings of $14 million under its Line of Credit and $9.4 million of operating cash.

On May 14, 1997, the Company acquired Smoketown Stations Center, a 483,000 square foot shopping center located in Woodbridge, Virginia for $46.5 million. The Company financed this acquisition with borrowings under its Line of Credit.

On July 9, 1997, the Company sold its Cerritos, California property for $17.4 million. The Company used the sale proceeds to acquire the Farmington and Minnetonka properties as replacement properties.

On August 28, 1997, the Company acquired a 185,000 square foot shopping center in Farmington, Connecticut for $20 million. The acquisition was financed through the assumption of a $14.7 million non-recourse loan secured by the property and $5.3 million from proceeds of the tax-deferred exchange from sale of the Cerritos property.

On August 29, 1997, the Company formed a limited partnership (the "Limited Partnership") with Altamonte Joint Venture to acquire the Renaissance Centre, a 271,000 square foot shopping center in Altamonte Springs (Orlando), Florida for $33.5 million. The Company is the managing General Partner with a 99% interest and Altamonte is a limited partner holding the remaining 1% interest. The Company's share of the acquisition was financed with borrowings of $13 million under its Line of Credit and $20.5 million of operating cash.

Throughout 1997, expenses incurred and accounted for as general and administrative included both the Company's corporate overhead and those incurred by its property management division. For the three months ended September 30, 1997, corporate overhead expenses and property management expenses were $462,000 and $423,000, respectively. For the nine months ended September 30, 1997, corporate overhead expenses and property management expenses were $1,601,000 and $1,214,000 respectively.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Rental income increased from $12,620,000 for the quarter ended September 30, 1996 to $17,696,000 for the same period in 1997. Approximately $5,436,000 of this increase was attributable to new rental revenue from properties acquired in the last quarter of 1996 and during 1997. Another $508,000 of the increase was attributable to rent increase from existing properties and income generated from the newly developed and opened Smithtown Venture. These increases were offset by a reduction of $867,000 in rental revenue resulting from the sale of the Cerritos shopping center and the reduction of rents from certain tenant buildings on the Copiague, New York property which were demolished to facilitate the land sale to Dayton Hudson.

Management fee income from third party contracts decreased from $270,000 for the quarter ended September 30, 1996 to $82,000 for the same period in 1997 due to the cessation of management services of ten Price Enterprises, Inc. shopping centers. Management fee income reflects fees generated from the Company's management of several shopping centers and commercial properties owned by third parties and certain joint venture properties.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company ceased management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing resulted in a reduction in the Company's third party management fee income. This, however, was partially offset by a reduction in related operating expenses. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its present portfolio as well as any future acquisitions and growth opportunities.

Equity in earnings of joint ventures for the quarter ended September 30, 1997 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint ventures decreased from $411,000 for the quarter ended September 30, 1996 to $391,000 for the same period in 1997.
The decrease was attributable to a higher vacancy rate in Hayden Plaza joint venture in 1997 as compared to the same period in 1996 due to ongoing redevelopment activity.

Other income increased from $61,000 for the quarter ended September 30, 1996 to $294,000 for the same period in 1997. Most of the increase was attributable to an increase of investment income from short term investment of the proceeds from the sale of the Cerritos shopping center until such proceeds were utilized to fund the Company's recent acquisition activities.

During the third quarter of 1997, the Company realized a gain on sale of the Cerritos shopping center in the amount of $3,643,000. This gain was partially offset by an impairment loss of $856,000 relating to the sale of property in Copiague, New York which closed on October 22, 1997.

Rental operating expenses consisting of common area maintenance and real estate taxes increased from $2,348,000 for the quarter ended September 30, 1996 to $3,332,000 for the same period in 1997. Approximately $874,000 of this increase was attributable to properties acquired in the last quarter of 1996 and during 1997. The remainder of the increase was attributable to higher property tax assessments due to new construction and increased operating expenses of existing properties.

Depreciation expense increased from $3,031,000 for the quarter ended September 30, 1996 to $4,252,000 for the same period in 1997. Approximately $1,049,000 of this increase was attributable to the properties acquired in the last quarter of 1996 and during 1997. The remainder of the increase was attributable to additional depreciation on new construction on existing properties.

Interest expense increased from $3,056,000 for the quarter ended September 30, 1996 to $4,002,000 for the same period in 1997. This increase was mainly attributable to the Company's average outstanding indebtedness during the quarter ended September 30, 1997 which was approximately $60 million greater than the average amount of outstanding indebtedness during the same period in 1996. During 1996, the Company increased its outstanding indebtedness by assuming loans totaling $11.8 million in conjunction with the Oklahoma City, Oklahoma shopping center acquisition and in August 1997, by assuming a loan in the amount of $14.7 million in conjunction with the Farmington, Connecticut shopping center acquisition. The Company also increased its outstanding indebtedness to fund new acquisitions and certain ongoing construction and development projects. Additionally, the Company capitalized interest of $603,000 arising from construction activities mostly attributable to the Smithtown Venture as compared to $136,000 for the same period in 1996.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Rental income increased from $37,453,000 for the nine months ended September 30, 1996 to $48,450,000 for the same period in 1997. Approximately $11,101,000 of this increase was attributable to new rental revenue from properties acquired in the last quarter of 1996 and during 1997. Another $929,000 of the increase was attributable to rent increase from existing properties and income generated from the newly developed and opened Smithtown Venture. These increases were offset by a reduction of $1,033,000 in rental revenue resulting from the sale of the Cerritos shopping center and the reduction of rents from certain tenant buildings on the Copiague, New York property which were demolished to facilitate the land sale to Dayton Hudson.

Management fee income from third party contracts decreased from $809,000 for the nine months ended September 30, 1996 to $226,000 for the same period in 1997 due to the cessation of management services for ten Price Enterprises, Inc. shopping centers. Management fee income reflects fees generated from the Company's management of several shopping centers and commercial properties owned by third parties and certain joint venture properties.

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. shopping centers located in California and Arizona. On January 1, 1997, the Company ceased management services for the six remaining Price Enterprises, Inc. shopping centers located in the northeast United States. The impact of the foregoing resulted in a reduction in the Company's third party management fee income. This, however, was partially offset by a reduction in related operating expenses. The Company does not believe that this reduction in future third party management fee income will have a material effect on its future earnings and Funds from Operations. Management believes that the reduction of third party management services will allow the Company to more effectively and efficiently manage its present portfolio as well as any future acquisitions and growth opportunities.

Equity in earnings of joint ventures for the nine months ended September 30, 1997 reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint ventures increased from $1,149,000 for the nine months ended September 30, 1996 to $1,276,000 for the same period in 1997. The increase was attributable to new rental revenue from the Talavi III acquisition. This increase was offset by a decrease in revenue attributable to a higher vacancy rate in the Hayden Plaza center in 1997 as compared to the same period in 1996 due to ongoing redevelopment activity.

Other income increased from $265,000 for the nine months ended September 30, 1996 to $1,090,000 for the same period in 1997. Most of the increase was attributable to an increase of investment income from short term investment of the proceeds from the 1997 Stock Offering and proceeds from the sale of the Cerritos shopping center until such proceeds were utilized to fund the Company's recent acquisition activities.

During the third quarter of 1997, the Company realized a gain on sale of the Cerritos shopping center in the amount of $3,643,000. This gain was partially offset by an impairment loss of $856,000 relating to the sale of property in Copiague, New York which closed on October 22, 1997.

Rental operating expenses consisting of common area maintenance and real estate taxes have increased from $7,055,000 for the nine months ended September 30, 1996 to $9,247,000 for the same period in 1997. Approximately $1,969,000 of this increase was attributable to properties acquired in the last quarter of 1996 and during 1997. The remainder of the increase was attributable to higher property tax assessments due to new construction and increased operating expenses of existing properties.

Depreciation expense increased from $8,823,000 for the nine months ended September 30, 1996 to $11,201,000 for the same period in 1997. Approximately $2,188,000 of this increase was attributable to the properties acquired in the last quarter of 1996 and during 1997. The remainder of the increase was attributable to additional depreciation on new construction on existing properties.

Interest expense increased from $9,017,000 for the nine months ended September 30, 1996 to $10,667,000 for the same period in 1997. This increase was mainly attributable to the Company's average outstanding indebtedness during the quarter ended September 30, 1997 which was approximately $61 million greater than the average amount of outstanding indebtedness during the same period in 1996. During 1996, the Company increased its outstanding indebtedness by assuming loans totaling $11.8 million in conjunction with the Oklahoma City, Oklahoma shopping center acquisition and in August 1997, by assuming a loan in the amount of $14.7 million in conjunction with the Farmington, Connecticut shopping center acquisition. The Company also increased its outstanding indebtedness to fund new acquisitions and certain ongoing construction and development projects. Additionally, the Company capitalized interest of $1,483,000 arising from construction activities mostly attributable to the Smithtown Venture for the nine months ended September 30, 1997 as compared to $241,000 for the same period in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's principal sources of funding for the acquisition, development, expansion and renovation of properties are its Line of Credit, secured notes, public equity financing, public unsecured debt financing and cash flow from operations.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that the Company must distribute at least 95 percent of its ordinary taxable income.

The Company believes that its cash flow from operations after interest for 1997 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock. The Company declared dividends in the aggregate amount of $23,961,000 during the nine months ended September 30, 1997, of which $694,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On January 22, 1997, the Company used the net proceeds from the sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. During the second quarter of 1997, the Company borrowed $60 million to purchase the Austin and Woodbridge properties as discussed above. The Company borrowed an additional $11 million to replenish operating funds. On June 20, 1997, the Company used the net proceeds from the sale of Senior Notes to repay $50 million of indebtedness outstanding under the Company's Line of Credit. On August 11, 1997, the Company used the net proceeds from the sale of common stock to repay $21 million of indebtedness outstanding under the Company's Line of Credit. On August 28, 1997, the Company borrowed $13 million to purchase the Renaissance Center. On September 28, 1997, the Company borrowed an additional $6 million to replenish operating funds. At September 30, 1997, the outstanding balance under the Line of Credit was $19 million.

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

On January 22, 1997, the Company issued and sold 1,600,000 shares of Common Stock at a price to the public of $37.625 per share pursuant to the 1996 Shelf Registration Statement. The Company used the net proceeds of $57 million for repayment of indebtedness under the Company's Line of Credit and for general corporate purposes.

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

On August 11, 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share pursuant to its $175 million shelf registration statement. The Company used the proceeds of $37.5 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes.

On September 8, 1997, the Company filed a shelf registration statement on Form S-3 (File No. 333-35185)(the "1997 Shelf Registration Statement") for up to
$400 million   of  debt  securities,  preferred  stock,  common  stock  and warrants (collectively, the "Securities"). The 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on September 24, 1997.

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

The following table sets forth the Company's calculation of FFO for the three months and nine months ended September 30, 1997 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods in 1996.

                                                     (Unaudited)
                                      Three months ended    Nine months ended
                                        September 30,         September 30,
                                        1997     1996       1997       1996
                                       -------  -------    -------    -------
                                                 (In Thousands)
Net income                            $ 8,779  $ 4,103    $19,899     $12,296
Less net gain from
  sale of rental property              (2,787)      -      (2,787)         -
Depreciation                            4,252    3,031     11,201       8,823
Joint ventures FFO adjustment             185      174        537         492
                                       -------  -------    -------    -------
Funds from Operations                  $10,429   7,308    $28,850     $21,611
                                       =======  =======    =======    =======
Weighted average number of shares
   outstanding                          11,240   8,505      10,742      8,392
                                       =======  =======    =======    =======

Prior to the Company's January 1996 adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for straight line rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $733,000 and $620,000 for the three month periods ended September 30, 1997 and 1996, respectively, and $1,885,000 and $1,836,000 for the nine months periods ended September 30, 1997 and 1996, respectively.



PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits
   --------

  10.41 Purchase and Sale Agreement and Escrow Instructions dated April 17, 1996 by and among The Price REIT, Inc. and West Trust Asset Management, Inc. (Cerritos, California property)
            (Incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q dated August 13, 1997)

  10.42 Contribution Agreement, dated as of August 28, 1997, by and between The Price REIT Renaissance Partnership, L.P., a California limited partnership, and Altamonte Joint Venture, a Florida general partnership. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated September 12, 1997.)

  10.43 Agreement of Limited Partnership of The Price REIT Renaissance Partnership, L.P., dated as of August 22, 1997, by and among The Price REIT, Inc. and the Limited Partners named therein.
            (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 12, 1997.)

  10.44     Agreement of Purchase and Sale, dated as of June 19,
            1997, by and between The Price REIT, Inc. and Westfarms, L.P., a Connecticut limited partnership, as amended by First Amendment to Agreement of Purchase and Sale, dated as of July 29, 1997, and Second Amendment to Agreement of Purchase and Sale, dated as of August 21, 1997.
            (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated September 12, 1997.)

  10.45 Acquisition Agreement, dated as of October 3, 1997 by and between The Price REIT, Inc. and Ridgedale Festival Joint Venture, a Texas joint venture. (Minnetonka property) (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 14, 1997.)

  10.46 Deed-In-Lieu Agreement and Escrow Instructions, dated as of October 17, 1997, By and Between Guide
            Meridian Retail, Inc., a California corporation, as
            Borrower and The Price REIT, Inc., as Lender.
            (Bellingham property)
            (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 14, 1997.)

  10.47 Purchase and Sale Agreement and Escrow Instructions, dated as of September 23, 1997, By and Between
            K. Hovnanian Properties of Piscataway, Inc., a New
            Jersey corporation, as Seller, and The Price REIT, Inc., a Maryland corporation, as Buyer, and Eastern Title Agency, as Escrow Holder (Piscataway property)
            (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated November 14, 1997.)

   12.1     Statement Re: Computation of Ratio of Earnings to
            Fixed Charges

   15.1     Letter Re: Unaudited Interim Financial Information

   27.1     Article 5 Financial Data Schedule


   Reports on Form 8-K
   -------------------
   Current Reports on Forms 8-K and 8-K/A were filed on May 28, 1997 and July 24, 1997, respectively, reporting under Item 2 the Company's acquisition of the Smoketown Stations Center in Woodbridge, Virginia for a purchase price of $46,500,000. The following financial statements were filed with the Form 8-K/A: audited statement of revenue over specific operating expenses for the Smoketown Stations Center and unaudited pro forma condensed financial information

   A Current Report on Form 8-K dated July 25, 1997 was filed reporting the Company's issuing a press release dated July 24, 1997.

   A Current Report on Form 8-K dated August 5, 1997 was filed reporting the Company's filing of certain exhibits relating to the issuance and sale of up to 1,000,000 shares of Common Stock.

   Current Reports on Forms 8-K and 8-K/A were filed on September 12, 1997 and November 7, 1997, respectively, reporting under Item 2 the Company's acquisition of the Renaissance Centre and West Farms (Farmington) properties for an aggregate purchase price of $53.5 million. The following financial statements were filed with the Form 8-K/A: audited statement of revenue over specific operating expenses for the Renaissance Centre and unaudited pro forma condensed financial information.



                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Price REIT, Inc.

    Date:  November 14, 1997       /Joseph K. Kornwasser/
                                   Joseph K. Kornwasser
                                   Chief Executive Officer,
                                   President and Director


    Date:  November 14, 1997       /George M. Jezek/
                                   George M. Jezek
                                   Chief Financial Officer,
                                   Treasurer, Secretary and
                                   Director (Principal Financial
                                   and Chief Accounting Officer)





















            INDEPENDENT ACCOUNTANTS' REVIEW REPORT
            --------------------------------------

The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                                    /Ernst & Young LLP/
San Diego, California
October 27, 1997




Exhibit 12.1 - STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS
                      TO FIXED CHARGES


                                  Nine Months Ended   Year ended December 31,
                                  September 30, 1997       1996       1995
                                  -------------------------------------------
                                      (000's omitted, except ratio data)
Net Income                             $19,899           $16,919    $16,386
Interest                                12,150            11,826      7,070
Less interest capitalized
 during the period                      (1,483)             (469)      (415)
Amortization of deferred
 loan fees and discount                    623               714        284
                                  -------------------------------------------
        Earnings                       $31,189           $28,990    $23,325
                                  ===========================================

Interest                                12,150            11,826      7,070
Amortization of deferred
 loan fees and discount                    623               714        284
                                  -------------------------------------------
                                       $12,773           $12,540    $ 7,354
                                  ===========================================

Ratio of Earnings to
 Fixed Charges                            2.44              2.31       3.17
                                  ===========================================



                                          Year ended December 31,
                                        1994       1993        1992
                                    -----------------------------------
                                    (000's omitted, except ratio data)
Net Income                            $16,904    $ 9,128     $ 4,118
Interest                                4,319      4,287       3,203
Less interest capitalized
 during the period                       (234)       (30)          -
Amortization of deferred
 loan fees and discount                   152         99          17
                                    -----------------------------------
        Earnings                      $21,141    $13,484       7,338
                                    ===================================

Interest                                4,319      4,287       3,203
Amortization of deferred
 loan fees and discount                   152         99          17
                                    -----------------------------------
                                      $ 4,471    $ 4,386     $ 3,220
                                    ===================================

Ratio of Earnings to
 Fixed Charges                           4.73       3.07        2.28
                                    ===================================