Form 10-K
period 1997-12-31
PRICE REIT INC
filed 1998-03-27
CIK 878031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 1997

          [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934

                           Commission File No. 1-13432

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 27, 1998, the aggregate market value of the Common Stock of The Price REIT, Inc. held by non-affiliates was $482,987,933 based upon the closing price of the stock on the NYSE.

           Class                   Outstanding at February 27, 1998
           -----                   --------------------------------
         Common Stock                         11,701,654






                                The Price REIT, Inc.
                         1997 Annual Report on Form 10-K

                                 Table of Contents


Part I

   Item 1  Business                                          3
   Item 2  Properties                                       14
   Item 3  Legal Proceedings                                14
   Item 4  Submission of Matters to a Vote of Security
           Holders                                          14

Part II

   Item 5  Market for Registrant's Common Stock and Related
           Stockholder Matters                              17
   Item 6  Selected Financial Data                          18
   Item 7  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    19
   Item 8  Financial Statements and Supplementary Data      32
   Item 9  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure           32

Part III

   Item 10 Directors and Executive Officers of the
           Registrant                                       32
   Item 11 Executive Compensation                           34
   Item 12 Security Ownership of Certain Beneficial
           Owners and Management                            40
   Item 13 Certain Relationships and Related Transactions   42

Part IV

   Item 14 Exhibits, Financial Statement Schedule,
           and Reports on Form 8-K                          43






                              The Price REIT, Inc.

                                     Part I

Item 1.   Business

General

The Price REIT, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which is focused on the acquisition, development, management and redevelopment of destination retail shopping center properties (also known as "power centers") and community shopping centers. The Company was incorporated in 1991 as a Maryland corporation.

On January 13, 1998, the Company entered into an Agreement and Plan of Merger with Kimco Realty Corporation, a Maryland corporation ("Kimco"), and REIT Sub, Inc., a Maryland corporation and wholly owned subsidiary of Kimco ("REIT Sub"), pursuant to which the Company will merge ("the Merger") with and into REIT Sub. Pursuant to the Merger, each share of Common Stock of the Company will be converted (on a tax-free basis) into the right to receive a combination of common stock, par value of $.01 per share, of Kimco and depositary shares ("Kimco Class D Depositary Shares"), each representing a one-tenth fractional interest in a new issue of Kimco 7.5% Class D Cumulative Convertible Preferred Stock, having an assumed value of not less than $45.00 based upon the Kimco Average Price (as defined below) and the liquidation preference of the Kimco Class D Depositary Shares. The Merger which is expected to close in the first half of 1998, is subject to, among other things, the approval of the stockholders of each of the Company and Kimco. The "Kimco Average Price" will be the average of the daily high and low sales prices of the Kimco Common Stock on the New York Stock Exchange during the 15 randomly selected trading days within the 30 consecutive trading days ending on and including the seventh trading day immediately preceding the date of Kimco's 1998 annual meeting of stockholders.

The Company's initial public offering was for 73,000 shares of Series A Common Stock ("A Shares") at $1,000 per share in December 1991. On May 29, 1992, the stock was split 40 for 1. After the stock split, the Company had 2,928,000 A Shares outstanding.

In August 1993, the Company consummated a public offering ("1993 Public Offering") of 5,200,000 shares of Series B Common Stock ("B Shares") at $32.50 per share (the "1993 Offering"). The net proceeds of the 1993 Offering were $160,042,000. Concurrent with the 1993 Offering, the Company issued an additional 15,000 B Shares at $32.50 per share to purchase the assets utilized in the operations of its property management company.

The A Shares and B Shares had identical voting, dissolution and liquidation rights. The Company's charter provided that the holders of the B Shares were entitled to receive an annualized quarterly per share distribution equal to 105% of the annualized quarterly per share distribution on the A shares. At the Company's annual stockholders' meeting held on May 25, 1995, the stockholders approved an amendment to the Company's charter to change the name of "Series B Common Stock" to "Common Stock" ("Common Stock"). Thereafter, the holders of the A Shares had the right to convert their shares into Common Stock on a one-for-one basis until such right was terminated by the Board of Directors.

At the Company's annual stockholders' meeting held on May 23, 1996, the stockholders approved an amendment to the Company's charter to (i) provide that all outstanding shares of Series A Common Stock be changed into shares of Common Stock; (ii) eliminate the provision which entitled holders of Common Stock to receive an annualized quarterly per share dividend equal to 105% of the annualized quarterly per share dividend on the Series A Common Stock;(iii) change the name of its "Series A Common Stock" to "Common Stock"; and (iv) change the name of what were formerly referred to as "Common Shares" to "Common Stock." At such time, there were approximately 38,266 outstanding shares of Series A Common Stock, which were converted on a one-for-one basis into shares of Common Stock.

From the 1993 Public Offering through 1996, the Company completed additional offerings of its public unsecured debt and equity of over $175 million in the aggregate for the purposes of repaying its indebtedness under its unsecured Line of Credit ("Line of Credit"), funding property acquisition activity and the expansion and improvement of its portfolio of properties.

On January 22, 1997, the Company issued and sold 1,600,000 shares of Common Stock at a price to the public of $37.625 per share pursuant to its $175 million shelf registration statement ("1996 Shelf Registration Statement"). The Company used the net proceeds of approximately $57 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes.

On August 11, 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share pursuant to its 1996 Shelf Registration Statement. The Company used the proceeds of $37.5 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes.

In 1997, the Company issued an aggregate of 2,632,000 shares of Common Stock, including 2,600,000 shares in public offerings, as discussed above, and 32,000 shares under the Company's 1994 dividend reinvestment plan and voluntary stock purchase plan, raising the number of total shares of Common Stock outstanding at year end to approximately 11,701,000.

In June 1997, the Company issued $50 million aggregate principal amount of the Company's 7.125% Senior Notes due June 15, 2004. The Company used the net proceeds of approximately $49.3 million for repayment of indebtedness under the Line of Credit.

As of December 31, 1997, the Company's total aggregate indebtedness was $299.6 million, consisting of $58.0 million of outstanding indebtedness under its Line of Credit, $204.1 million of outstanding indebtedness with respect to its outstanding Senior Notes and $37.5 million of outstanding mortgage notes that are secured by three of its Properties.

On September 8, 1997, the Company filed a shelf registration statement on Form S-3 (File No. 333-35185)(the "1997 Shelf Registration Statement") for up to $400 million of debt securities, preferred stock, common stock and warrants. The 1997 Shelf Registration statement was declared effective by the Securities and Exchange Commission on September 24, 1997.

As of December 31, 1997, the Company owned or had interests in 37 properties consisting of 33 power and community centers, one stand alone retail warehouse, one joint venture shopping center under construction and two vacant land parcels (the "Properties") located in 15 states containing a total of approximately 7.3 million square feet of gross leasable space with 536 tenants. The overall occupancy rate of the Properties was 98.4% at December 31, 1997.

Power centers are typically open-air centers ranging in size from 200,000 to 700,000 square feet of gross leasable area, and are usually comprised of one or more national retail anchor tenants, often in a warehouse format. Community centers are typically open-air centers ranging in size from 30,000 to 200,000 square feet of gross leasable area and are anchored by one or more national or regional grocery/drug retail stores. Anchor retail tenants typically occupy between 60% and 90% of the total square footage in a power or community center. The tenant mix in a power center is designed to draw consumers from up to a 15-mile radius, creating a shopping "destination," while the tenant mix of a community center is designed to serve the everyday needs of a specific community. The majority of the Company's anchor tenants in its power centers are retail warehouses, which are consumer-oriented facilities with at least 25,000 to 100,000 square feet of gross leasable area offering a variety of products for business use, personal use or resale. The retail warehouse format of merchandise display, direct manufacturer purchasing, low mark-ups and rapid inventory turnover is designed to provide substantial consumer savings compared to other sources of similar merchandise.

Each of the Company's power centers is anchored by one or more national retail tenants such as Home Depot, Costco, HomeBase, The Sports Authority, Burlington Coat Factory, Target, Staples, T.J. Maxx, Circuit City, Builder's Square, Toys `R' Us, or Sears Homelife. The Company typically seeks to structure tenant leases as "triple net" leases, under the terms of which the tenant is responsible for its pro rata share of costs and expenses associated with the ongoing operation of the property, including but not limited to real property taxes and assessments, repairs and maintenance and insurance. The anchor tenants generally have primary lease terms of ten to twenty years and smaller tenants typically have primary lease terms of five to ten years. The Company's leases generally provide for contractual rent increases over the life of the lease based on a fixed amount or consumer price indices, and, in certain cases, percentage rent, calculated as a percentage of a tenant's gross sales above a predetermined threshold.

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

The Company intends to pursue opportunities for acquisitions with expansion potential and to develop additional power centers, community centers and stand-alone retail warehouses. Prior to 1997, the Company conducted its development activities, including site planning, construction management and leasing, through its affiliate, K & F Development Company (the "Development Company"), a property development company which, through its predecessors, had over 20 years of experience in developing shopping centers and other properties. Effective January 1, 1997, the Company acquired the assets, assumed the liabilities and retained the employees of the Development Company ("the Development Company Acquisition"). The Company acquired the assets pursuant to a distribution to the Company as owner of 100% of the non-voting preferred stock of the Development Company.


Properties

As of December 31, 1997, the Company owned or had interests in 37 Properties, consisting of 33 power and community centers, one stand-alone retail warehouse, one joint venture shopping center under construction and two vacant land parcels for future development. At December 31, 1997, the Properties had approximately
7.3 million square feet of gross leasable area with 536 tenants with an overall occupancy rate of 98.4%. Thirteen of the Properties have a Home Depot or Costco warehouse or both located on them which warehouses are leased from the Company. Home Depot and Costco account for 11.2% and 6.9%, respectively, of annualized contract base rental income as of December 31, 1997. The power and community centers are typically leased to tenants under noncancelable leases with remaining terms of one to 25 years and are triple net leases with few exceptions. Most of the leases also provide for future rent increases by automatic fixed rate increases or increases based on consumer price indices. Additionally, certain of the leases contain provisions for percentage participation in retail sales of the tenant in excess of a minimum amount. For fiscal year 1997, Home Depot accounts for greater than 10% of the total rents in eight properties, and Costco accounts for greater than 10% of the total rents in seven properties.

The power centers were approximately 98.4% leased at December 31, 1997. Although adverse market conditions impacted the retail industry from 1992 through 1997, the Company's shopping centers generally contain major national and regional tenants which feature quality consumer items with value pricing that generally perform well in most economic environments.

The following schedule lists the real estate investment portfolio of the Company as of December 31, 1997:

                                                         Gross
                          (1)           Land           Leasable
                          Year          Area         Area (Sq Ft)      No. of
Location               Completed       (Acres)       (Thousands)       Tenants
--------               ---------       -------       ------------      -------
POWER CENTERS

Alhambra, CA              1988           18.4             201             10

Austin, TX                1997           18.2             183             11

Bellingham, WA            1991           20.0             175             22

Carmichael, CA            1994           18.5             215             12

Chula Vista, CA           1988           31.3             371             23

Commack, NY       (4)     1997           32.2             234              9

Copiague, NY      (5)     1990           15.4             164              4

Corona, CA                1989           54.4             487             50

Dallas, TX                1995            6.8              84              6

Fairfax, VA               1993           37.0             323              6

Farmington, CT            1995           16.9             185             14

Garland, TX               1991            6.3              62              3

Glendale, AZ              1989           40.5             340             22

Glendale, AZ   (3)        1995            7.1              55             16
(Talavi)

Greensboro, NC            1996            4.4              41              6

Houston, TX               1993           40.0             426             17

La Mirada, CA             1993           31.2             289             52

Mesquite, TX              1992           15.0             210              8

Minnetonka, MN            1992           12.1             120             13

North Haven, CT           1988           31.7             332             19

North Phoenix, AZ         1996           17.0             216              9

Oklahoma City, OK         1994           19.8             234             10

Orlando, FL               1990           19.4             271             29

Oxnard, CA                1990           14.4             172              4

Phoenix, AZ               1989           26.6             335             11

Phoenix, AZ   (3) (6)     1973            6.7              95              7
(Hayden Plaza North)

Piscataway, NJ            1989            9.6              97             17

Richardson, TX            1994           11.7             116              7

Tempe, AZ    (3)          1994           21.1             192             27

White Marsh, MD           1991           25.3             210              8

Wichita, KS               1995           13.5             134              9

Woodbridge, VA            1996           54.0             483             46

Woodridge, IL             1985           13.1             149             28

Stand Alone Retail Warehouse
----------------------------
Santa Ana, CA             1995           12.0             134              1

Under Development
-----------------
Houston(I10/Fry), TX (3)   n/a           23.3             n/a            n/a

Land for Development
--------------------
Goodyear, AZ   (3)         n/a           20.0             n/a            n/a

Houston, TX                n/a            9.7             n/a            n/a

                                      ---------------------------------------
Total/Average                           774.6           7,335            536
                                      =======================================
Total Properties            37


                                     (2)
                                 Annualized
                       Percent    Base Rent
Location               Leased    (Thousands)   Selected Major tenants
--------               -------   -----------   ----------------------
POWER CENTERS

Alhambra, CA           100.0%       $2,117     Costco
                                               Levitz

Austin, TX             100.0%        2,645     Babies `R' Us
                                               Circuit City
                                               Cost Plus
                                               Designer Shoe Warehouse
                                               Just for Feet
                                               Mikasa

Bellingham, WA         100.0%        2,105     Bon Home
                                               T.J. Maxx
                                               Office Depot
                                               Drug Emporium

Carmichael, CA          94.4%        2,340     Home Depot
                                               Sports Authority
                                               Longs Drug

Chula Vista, CA         99.8%        2,723     Costco
                                               HomeBase
                                               Levitz
                                               Pep Boys

Commack, NY   (4)      100.0%        3,921     Babies `R' Us
                                               King Kullen
                                               HomePlace
                                               Sports Authority
                                               Borders Books

Copiague, NY  (5)      100.0%        1,648     Home Depot
                                               Jack LaLanne (Bally's)
                                               Red Lobster

Corona, CA              99.1%        5,197     Costco
                                               Home Depot
                                               Office Max
                                               Ross
                                               Levitz
                                               Bally's Total Fitness

Dallas, TX             100.0%          914     Office Max
                                               Ross

Fairfax, VA            100.0%        3,909     Costco
                                               Home Depot
                                               Sports Authority

Farmington, CT          99.0%        2,144     Borders Books
                                               Sports Authority
                                               T.J. Maxx
                                               Linens & Things
                                               Petco

Garland, TX            100.0%          524     Office Depot
                                               Drug Emporium
                                               Blockbuster

Glendale, AZ           100.0%        3,184     Costco
                                               HomeBase
                                               Levitz

Glendale, AZ   (3)      97.5%          523     Sears Homelife
(Talavi)                                       Michael's

Greensboro, NC         100.0%          560     Staples
                                               David's Bridal

Houston, TX            100.0%        2,746     Bed, Bath & Beyond
                                               Sears Homelife
                                               Best Buy
                                               Stein Mart
                                               Sony Theaters
                                               Builder's Square
                                               Oshmans Super Sport

La Mirada, CA           97.5%        3,576     Toy's `R' Us/Kids `R' Us
                                               Sav-on Drugs
                                               LA Fitness
                                               Krikorian Theatres
                                               U.S. Post Office

Mesquite, TX           100.0%        1,507     Sears Homelife
                                               General Cinema
                                               Computer City
                                               Best Buy
                                               PETsMART

Minnetonka, MN         100.0%        1,264     Toys `R' Us
                                               OfficeMax
                                               Golfsmith International

North Haven, CT        100.0%        2,846     BJ's (sub-leased from Costco)
                                               Home Depot
                                               T.J. Maxx
                                               Xpect Drug

North Phoenix, AZ      100.0%        1,533     Burlington Coat Factory
                                               Computer City
                                               Staples
                                               Petco
                                               Michael's

Oklahoma City, OK       93.0%        1,786     Home Depot
                                               Best Buy
                                               HomePlace

Orlando, FL             99.7%        3,854     Uptons
                                               Porfolio Furnishings(J.C.Penny)
                                               General Cinema
                                               Michael's
                                               Ross

Oxnard, CA             100.0%        1,082     Target
                                               Ralphs (Food 4 Less)
                                               24 Hour Fitness

Phoenix, AZ             96.9%        2,142     Costco
                                               HomeBase
                                               PETsMART

Phoenix, AZ   (3) (6)   69.2%          254     Home Depot
(Hayden Plaza North)                           Autozone

Piscataway, NJ         100.0%        1,581     ShopRite (Foodarama)

Richardson, TX         100.0%          989     OfficeMax
                                               Bally's Total Fitness
                                               Berean Books
                                               Northern Stores

Tempe, AZ    (3)       100.0%        2,136     HomeBase
                                               Sports Authority
                                               L.A. Fitness
                                               PETsMART
                                               Staples

White Marsh, MD        100.0%        1,407     Costco
                                               Sports Authority
                                               Pep Boys
                                               PETsMART

Wichita, KS            100.0%        1,139     Best Buy
                                               T.J. Maxx
                                               Michaels

Woodbridge, VA          95.8%        5,200     Lowes
                                               Shoppers Food
                                               Best Buy
                                               Kids `R' Us
                                               Borders Books
                                               Zany Brainy
                                               PETsMART
                                               Super Trak Auto
                                               Super Crown

Woodridge, IL           90.9%        1,861     Kohl's
                                               General Cinema
                                               The Gap

Stand Alone Retail Warehouse
----------------------------
Santa Ana, CA          100.0%        1,765     Home Depot

Under Development
-----------------
Houston(I10/Fry), TX (3)  n/a          n/a

Land for Development
--------------------
Goodyear, AZ (3)          n/a          n/a

Houston, TX               n/a          n/a

                      ---------------------
Total/Average           98.4%       73,122
                      =====================

Footnotes:
(1) Representsthe year in which the property was completed or the year in which the most significant expansion or renovation was completed, which in certain instances precedes the date the property was acquired by the Company.
(2) Total annualized contract base rents excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, and (iii) future contractual rent escalations or cost of living increases.
(3) Reflects the Company's 50% ownership interest in the above properties, except for the number of tenants (if applicable) which is shown at 100%.
(4) Reflects the Company's 90% ownership interest in the above property, except for the number of tenants (if applicable) which is shown at 100%.
    The Center development is substantially complete as of December 31, 1997.
(5) Reflects the sale of a portion of the property (approximately 9.2 acres) to Target, pursuant to an executed agreement, and the related demolition of certain buildings on such parcel. Target has advised the Company that it intends to construct a new store on the parcel.
(6) Certain of the Center's tenants' leases are being terminated in preparation for major redevelopment.

Twelve of the properties listed above were acquired from The Price Company, the predecessor to Costco.

The Company conducts a Phase I and, if necessary, a Phase II environmental report for each property it acquires, with the exception of certain of the 12 properties it acquired The Price Company, which indemnified the Company with respect to the presence of any hazardous material if such hazardous material was present on the date of sale. The Company is not aware of any environmental liability with respect to its properties that the Company's management believes would have a material adverse effect on the Company's business, assets or results of operations.

No single property in the Company's portfolio accounted for 10% or more of the Company's total revenue and/or total assets as of December 31, 1997.


Recent and pending acquisitions

On October 8, 1997, the Company acquired Ridgedale Festival shopping center, a 120,000 square foot shopping center in Minnetonka (Minneapolis), Minnesota.
The purchase price was $11.9 million. The Company financed this acquisition with the proceeds from the tax-deferred sale of the Cerritos property.

On October 17, 1997, the Company acquired Cordata Centre, a 174,000 square foot shopping center located in Bellingham, Washington. The purchase price was $20.25 million. The Company financed the acquisition with borrowings of $18 million under the Line of Credit and the remainder from operating cash.

On October 31, 1997, the Company acquired a 97,000 square foot shopping center in Piscataway, New Jersey. The purchase price was $15.1 million. The Company financed this acquisition by the assumption of a $11.4 million non-recourse loan secured by the property maturing in August 2000, and the remainder with borrowings under its Line of Credit.

On December 29, 1997, the Company acquired Woodgrove Festival, a 149,000 square foot shopping center located in Woodridge, Illinois. The purchase price was $16.5 million. The Company financed the acquisition with borrowings of $16 million under the Line of Credit and the remainder from operating cash.

On March 4, 1998 the Company completed the acquisition of Market Place At Rivergate in Nashville, Tennessee. Marketplace contains 109,000 rentable square feet and is anchored by Marshall's, OfficeMax and Old Country Buffet and is 100% leased and was purchased for $8.1 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

On March 11, 1998 the Company completed the acquisitions of Vista Ridge Plaza and The Shops At Vista Ridge in Lewisville, Texas. Vista Ridge Plaza contains 122,000 rentable square feet and is anchored by Babies "R" Us and HomePlace and is 100% leased and was purchased for $12.55 million. The Shops At Vista Ridge contains 75,000 rental square feet and is anchored by Talbots, Bally's and Southwestern Bell Mobile and is 98% leased and was purchased for $10.95 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

The Company has numerous properties under contract to purchase which are all subject to completion of due diligence. The Company makes no assurances that any or all of the acquisitions will be completed.


Property Management

The Company entered into an agreement concurrently with the 1993 Offering to acquire the property management business of its property manager, K&F Commercial Properties ("K&F"). In August 1993, the two principals of K&F, Mr. Joseph Kornwasser and Mr. Jerald Friedman, became executive officers of the Company. Sol Price, the Company's former Chairman of the Board of Directors, resigned as President and Chief Executive Officer in August 1993. Mr. Kornwasser became President, Chief Executive Officer and a Director of the Company, and Mr. Friedman became Senior Executive Vice President and Chief Operating Officer of the Company. In March 1994, Mr. Friedman resigned his positions at the Company and became Chairman of the Board of Directors and Chief Executive Officer of the Development Company. In connection with the Development Company Acquisition, Mr. Friedman was reinstated as the Company's Senior Executive Vice President and Chief Operating Officer, and certain other Development Company officers were elected to serve as executive officers of the Company.

The Company's property management division conducts all in-house property management services, including leasing, for the Company's Properties and certain other properties owned by third parties and joint ventures for a fee.


Operating Strategy

The Company operates in a manner intended to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

The Company's strategy is to continue to acquire, develop, own and manage power centers anchored by national retail warehouse tenants such as Home Depot, Costco, HomeBase, The Sports Authority or Target. These tenants typically enter into long-term (ten to twenty years) triple net leases which provide for contractual rent increases and/or percentage rents. In addition, the Company seeks, through intensive management of its properties, to continually improve the mix and quality of smaller tenants which generally enter into shorter-term (five to ten years) triple net leases which also provide for contractual rent increases and/or percentage rents. The Company's business objective is to continue to increase its funds from operations and the value of its properties through the acquisition of additional properties, contractual rent increases and/or percentage rents, reletting of existing space at higher rents and expansion or remodeling of existing properties. The Company generally intends to hold its properties for long-term investment. However, the Company may dispose of a property if it deems such disposition to be advantageous.

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

The Company's historical geographic focus has been on metropolitan areas in the southwestern and eastern United States. During 1997, the Company significantly diversified its geographic concentration by acquiring numerous properties in metropolitan areas of the Northwest, Midwest, and Southeastern United States. As the Company seeks acquisition and development opportunities, it will focus on metropolitan areas throughout the country.


Management and Employees

The Company is self-administered and self-managed real estate investment trust. The Company's Board of Directors and executive officers are responsible for providing a continuing investment program. The Company employed 50 people as of December 31, 1997. In conjunction with the acquisition of the assets of the Development Company at January 1, 1997, the Company retained 10 former employees of the Development Company.


Item 2.  Properties

Information concerning property owned by the Company may be found under Item 1. Business.


Item 3.  Legal Proceedings

Neither the Company nor any of its Properties was a party to any material legal proceedings during the period covered by this report.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1997, no matters were submitted for a vote of stockholders.


Item 4A.  Executive Officers of the Company

The following table provides information as of March 27, 1998 regarding the Company's executive officers and the positions they hold with the Company.


        Name             Age                  Position
----------------------  -----  -------------------------------------------
Joseph K. Kornwasser     50    President and Chief Executive Officer

Jerald Friedman          53    Senior Executive Vice President and
                               Chief Operating Officer

George M. Jezek          68    Executive Vice President, Chief Financial
                               Officer, Treasurer and Secretary

Lawrence M. Kronenberg   41    Executive Vice President, Finance

Daniel Slattery          38    Vice President, Development


     Joseph K. Kornwasser has served as President, Chief Executive Officer and a director of the Company since August 1993. From 1984 until 1994, he was Managing General Partner of Kornwasser & Friedman Shopping Center Properties, a commercial real estate development company that acquired, developed or leased shopping centers and other commercial properties, including most of the Company's properties. From 1976 until 1993, he was the managing general partner of K&F Commercial Properties, a property management company that managed shopping centers and other commercial properties and that was acquired by the Company. Mr. Kornwasser serves as Chairman of the Board of the National Bank of California, a federally chartered banking institution ("National Bank of California"). Mr. Kornwasser has served on the City of Los Angeles Economic Council and is active in numerous community and charity organizations.

     Jerald Friedman has served as Senior Executive Vice President and Chief Operating Officer of the Company since January 1, 1997. From March 1994 to December 1996, Mr. Friedman was the Chairman and Chief Executive Officer of K & F Development Company ("Development Company"), an affiliate of the Company. Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of Development Company and elected certain of the officers of Development Company, including Mr. Friedman, to serve as officers of the Company. From August 1993 to March 1994 Mr. Friedman was Senior Executive Vice President of the Company. From 1984 until 1993 he was general partner of Kornwasser & Friedman Shopping Center Properties and from 1976 until 1993 he was general partner of K&F Commercial Properties. Mr. Friedman is a director and serves as secretary of the National Bank of California. Mr. Friedman is active in numerous community and charitable organizations and has served on the national board of the Muscular Dystrophy Association.

     George M. Jezek has been a director of the Company since 1991. He has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since August 1992 and Treasurer since May 1993. From 1974 through 1994, he was also General Manager and a trustee of Security First Real Estate Investment Trust. He was affiliated with that trust since its inception in 1969. In addition, Mr. Jezek was previously Secretary and a Director of FedMart Corporation.

     Lawrence M. Kronenberg has served as Executive Vice President, Finance of the Company since January 1, 1997. From August 1993 to December 1996, Mr. Kronenberg was the Executive Vice President and Chief Financial Officer of Development Company. Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of Development Company and elected certain of the officers of Development Company, including Mr. Kronenberg, to serve as officers of the Company. From 1985 until August 1993, Mr. Kronenberg was Chief Financial Officer of Kornwasser and Friedman Commercial Properties and Kornwasser and Friedman Shopping Center Properties. Prior to 1985, Mr. Kronenberg's background includes positions within both public and private industry, including Peat, Marwick, Mitchell & Company and Kenneth Leventhal & Company.

     Daniel Slattery has served as Vice President, Development of the Company since January 1, 1997. From January 1996 to December 1996, Mr. Slattery was the Senior Vice President of Development Company. Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of Development Company and elected certain of the officers of Development Company, including Mr. Slattery, to serve as officers of the Company. From April 1990 to December 1995, Mr. Slattery was Director of Development Services for Homart Development Company responsible for development, construction and leasing for nearly 3 million square feet of retail projects.




                                     Part II

Item 5. Market for the Registrant's Common Stock & Related Stockholder Matters

The Company's shares of Common Stock are currently traded on the New York Stock Exchange ("NYSE") under the symbol "RET." Information concerning Series A Common Stock may be found under the "General" section of Item 1. Business. At February 27, 1998, the Company had approximately 12,000 stockholders of its Common Stock.

The high and low composite sales prices on the NYSE for the Company's Common Stock for each full quarterly period from January 1, 1996 through December 31, 1997, and the amount of dividends paid for the Common Stock and Series A Common Stock are as follows:

                         Market Quotations            Cash
                     Common Stock     Series A    Dividends Paid
                     ------------   ------------  --------------
                                                  Common  Series
Quarter Ended        High    Low    High    Low    Stock    A
                     -----  -----   -----  -----   -----  -----
March 31, 1996       31.13  28.50     *      *     .7000  .6667
June 30, 1996        32.38  28.75    n/a    n/a    .7000   n/a
September 30, 1996   32.63  31.00    n/a    n/a    .7000   n/a
December 31, 1996    38.50  31.63    n/a    n/a    .7000   n/a
March 31, 1997       38.25  36.13    n/a    n/a    .7250   n/a
June 30, 1997        38.63  36.50    n/a    n/a    .7250   n/a
September 30, 1997   40.19  36.75    n/a    n/a    .7250   n/a
December 31, 1997    42.68  39.00    n/a    n/a    .7250   n/a

* During these periods, the Series A shares were not traded on any exchange and had limited trading volume. Consequently, stock price data is difficult to determine and may not be meaningful.

The Company has paid quarterly dividends since its initial offering in December 1991 and intends to pay regular quarterly dividends in the future. Dividends will be paid based on the Company's cash flow which, due primarily to depreciation, exceeds net income.

Under provisions of the Code, the portion of cash dividends that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of noncash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 1997, 1996 and 1995 for tax purposes is as follows:

                            1997      1996      1995
                          -------    ------   -------
     Taxable portion       80.17%    78.36%    82.00%
     Return of capital     19.83%    21.64%    18.00%
                          -------   -------   -------
                          100.00%   100.00%   100.00%
                          =======   =======   =======


Item 6. Selected Financial Data

The following income and expense items are for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.


                       1997     1996     1995     1994     1993
                     -------  -------  -------  -------  -------
Rental income         69,335   51,292   40,152   37,599   27,332
Income from rental
  operations          40,022   29,507   23,289   21,850   15,886
Net income            26,254   16,919   16,386   16,904    9,128
Total assets         637,503  428,071  382,478  312,419  292,195
Unsecured debt       262,093  173,114  155,082   84,000   65,000
Mortgage debt         37,535   11,794    2,750    2,750       --
Cash dividends paid   32,439   24,336   22,038   20,859   12,128
Cash dividends paid
  per share
 Common Stock           2.90     2.80     2.67     2.56     0.97
 Series A Common Stock   n/a     0.67     2.54     2.44     2.38


For more detailed financial information, see part IV Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's objectives are to own a portfolio of income-producing real estate properties that will provide cash for quarterly dividends to stockholders while protecting investor capital and provide potential for long-term appreciation. To meet these objectives, the Company primarily invests in stabilized retail properties having strong credit tenants and historical cash flow trends sufficient to meet the Company's dividend objectives.

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


General

The results of operations for 1995, 1996 and 1997 were significantly affected by acquisitions and depositions of properties. During 1996 and 1997, the Company and its joint ventures acquired a number of properties, developed one property and sold one property and two land parcels.

In January 1996, the Company purchased a 9.7 acre parcel of undeveloped land that is adjacent and contiguous to the Houston, Texas Center for $1.25 million. The Company intends to use such land for expansion of the Center and development for new tenants. The Company financed this acquisition with operating cash.

In May 1996, the Hayden Plaza North Associates Partnership, in which the Company owns a 50% interest, acquired a shopping center in Phoenix, Arizona at a cost of $3,490,000. The Company's 50% share of the acquisition cost was funded by borrowings of $1 million under the Line of Credit and $750,000 of operating cash.

In July 1996, the Company acquired a 210,000 square foot shopping center in Mesquite, Texas (Dallas area) at a cost of approximately $12.7 million. The Company financed this acquisition entirely with borrowings under its Line of Credit.

In October 1996, the Company acquired an 80% partnership interest in Smithtown Venture from the Development Company. In March 1997, the Company acquired an additional 10% interest from the minority partner. Smithtown Venture is constructing a 270,000 square foot shopping center in Long Island, New York. As of December 31, 1997, Smithtown Venture has incurred $20,375,000 of development costs. The Company's share of construction and development costs have been funded by borrowings under the Company's Line of Credit and operating funds to the extent such funds are available.

In November 1996, the Company acquired a 234,000 square foot shopping center in Oklahoma City, Oklahoma. The purchase price was $16.7 million, of which $11.8 million was evidenced by the assumption of two non-recourse loans (subject to customary exceptions) secured by the property. The balance of the purchase price was financed with $4.9 million of operating cash.

In January 1997, the Company acquired Westgate Market, a 134,000 square foot shopping center in Wichita, Kansas for $9.8 million. The Company financed this acquisition with borrowings under its Line of Credit.

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

The new power center will be anchored by Home Depot, which purchased approximately ten acres from the joint venture for the construction of a 106,000 square foot store and a 30,000 square foot garden center. The sale of land to Home Depot was completed on July 31, 1997. The joint venture intends to develop the balance of the 470,000 square foot center, with multiple national value retailers and an entertainment component. The Home Depot construction was completed and the store opened in January 1998. It is anticipated that the balance of the center will be completed in phases over the next two years. There can be no assurance, however, that construction of the balance of the center will commence or be completed on schedule. The operations of the joint venture are accounted for under the equity method of accounting.

In March 1997, the Company acquired Broadmoor Village Shopping Center, a 62,000 square foot shopping center in Garland, Texas for $4.75 million. The Company financed this acquisition with operating cash.

In March 1997, the Company acquired Richardson Plaza Shopping Center, a 116,000 square foot shopping center in Richardson, Texas for $8.5 million. The Company financed this acquisition with operating cash.

In March 1997, Centrepoint Associates (the "Joint Venture"), a partnership in which the Company owns a 50% interest, acquired a parcel of property containing 25,000 rentable square feet of buildings ("Talavi III") within an existing shopping center in Glendale, Arizona. The Joint Venture currently owns three additional parcels within this existing shopping center: two parcels containing 85,000 rentable square feet of buildings and a vacant pad parcel for future development. Talavi III was purchased for $3 million. The Joint Venture financed this acquisition with borrowings under a $13.5 million line of credit obtained from Wells Fargo Bank ("Wells Fargo Line"). The Wells Fargo Line is secured by the new Talavi III acquisition and a 236,000 square foot power center located in Tempe, Arizona which is owned by the Joint Venture.

In March 1997, the Company acquired City Place Market, an 84,000 square foot shopping center in Dallas, Texas for $8.75 million. The Company financed this acquisition with operating cash.

In March 1997, the Company acquired Wendover Ridge Retail Center, a 41,000 square foot shopping center in Greensboro, North Carolina for $4.975 million. The Company financed this acquisition with operating cash.

In April 1997, the Company acquired Arboretum Crossing, a 187,000 square foot shopping center in Austin, Texas for $23.4 million. The Company financed this acquisition with borrowings of $14 million under its Line of Credit and $9.4 million of operating cash.

In May 1997, the Company acquired Smoketown Stations Center, a 483,000 square foot shopping center in Woodbridge, Virginia for $46.5 million. The Company financed this acquisition with borrowings under its Line of Credit.

In July 1997, the Company sold its Cerritos, California property for $17.4 million in a transaction designed to enable the sale to qualify as a tax-deferred exchange under Section 1031 of the Internal Revenue Code (the "Code"). The Company used the sale proceeds to acquire the Farmington, Connecticut property on August 28, 1997 and the Minnetonka, Minnesota property on October 8, 1997. The Company realized a gain on the sale of the Cerritos shopping center in the amount of $3,643,000. This gain was partially offset by a loss of $856,000 relating to the sale of property in Copiague, New York which closed on October 22, 1997, as described below.

In August 1997, the Company acquired West Farms Shopping Center, a 185,000 square foot shopping center in Farmington, Connecticut for $20 million. The acquisition was financed through the assumption of an existing $14.7 million non-recourse loan secured by the property and $5.3 million of proceeds from the sale of the Cerritos property.

In August 1997, the Company formed a limited partnership (the "Limited Partnership") with Altamonte Joint Venture ("Altamonte") to own and operate the Renaissance Centre, a 271,000 square foot shopping center in Altamonte Springs (Orlando), Florida. The Company acquired a 99% interest in the Limited Partnership for $33.5 million. The Company is the managing general partner with a 99% interest and Altamonte is a limited partner holding the remaining 1% interest. The Company's share of the acquisition was financed with borrowings of $13 million under its Line of Credit and $20.5 million of operating cash.

In October 1997, the Company acquired Ridgedale Festival shopping center, a 120,000 square foot shopping center in Minnetonka (Minneapolis), Minnesota. The purchase price was $11.9 million. The Company financed this acquisition with the proceeds from the tax-deferred sale of the Cerritos property.

In October 1997, the Company acquired Cordata Centre, a 174,000 square foot shopping center located in Bellingham, Washington. The purchase price was $20.25 million. The Company financed the acquisition with borrowings of $18 million under the Line of Credit and the remainder from operating cash.

In October 1997, the Company completed the sale of approximately nine acres of land in its Copiague, New York shopping center for $10.25 million. The land was sold to Dayton Hudson Corp. which intends to develop a 133,000 square foot Target store within the center. The Company used the sale proceeds to repay borrowings under its Line of Credit.

In October 1997, the Company acquired a 97,000 square foot shopping center in Piscataway, New Jersey. The purchase price was $15.1 million. The Company financed this acquisition by the assumption of a $11.4 million non-recourse loan secured by the property maturing in August 2000, and the remainder with borrowings under its Line of Credit.

In December 1997, the Company acquired Woodgrove Festival, a 149,000 square foot shopping center located in Woodridge, Illinois. The purchase price was $16.5 million. The Company financed the acquisition with borrowings of $16 million under the Line of Credit and the remainder from operating cash.


RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

Rental income increased from $51,292,000 in 1996 to $69,335,000 in 1997. Approximately $19,597,000 of this increase was attributable to new rental revenue from properties acquired during 1997. Another $821,000 of the increase was attributable to rent increases from existing properties and income generated from the newly developed and opened Smithtown Venture. These increases were offset by a reduction of $2,375,000 in rental revenue resulting from the sale of the Cerritos shopping center and the reduction of rents from certain tenant buildings on the Copiague, New York property which were demolished to facilitate the land sale to Dayton Hudson.

Management fee income from third party contracts decreased from $1,085,000 in 1996 to $299,000 in 1997 due to the cessation of management services for Price Enterprises, Inc. shopping centers. Management fee income reflects fees generated from the Company's management of several shopping centers and commercial properties owned by third parties and certain joint venture properties.

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

Equity in earnings of joint ventures reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint ventures increased from $1,556,000 in 1996 to $1,733,000 in 1997. The increase was attributable to higher occupancy rates and new rental revenue from the Talavi III acquisition as well as the inclusion of a full year of income for Hayden Plaza versus a short period in 1996.

Interest and other income increased from $392,000 in 1996 to $1,271,000 in 1997. Most of the increase was attributable to an increase of investment income from short term investment of the proceeds from the 1997 Stock Offering and proceeds from the sale of the Cerritos shopping center until such proceeds were utilized to fund the Company's recent acquisition activities.

During the third quarter of 1997, the Company realized a gain on sale of the Cerritos shopping center in the amount of $3,643,000. This gain was partially offset by a loss of $856,000 relating to the sale of property in Copiague, New York which closed on October 22, 1997.

Rental operating expenses consisting of common area maintenance and real estate taxes increased from $9,909,000 in 1996 to $13,561,000 in 1997. Approximately $4,300,000 of this increase was attributable to properties acquired during 1997. This increase was offset by a reduction in operating expenses attributable to the sale of Cerritos and Copiague shopping centers as well as slightly lower operating expenses at its existing properties.

Depreciation expense increased from $11,876,000 in 1996 to $15,752,000 in 1997. Approximately $3,969,000 of this increase was attributable to the properties acquired during 1997. This increase was offset by a reduction in depreciation expense attributable to the sale of Cerritos and Copiague shopping centers.

Interest expense increased from $12,071,000 in 1996 to $15,667,000 in 1997. This increase was mainly attributable to the Company's average outstanding indebtedness during 1997 which was approximately $71 million greater than the average amount of outstanding indebtedness during 1996. During 1997, the Company increased its outstanding indebtedness by assuming loans totaling $26.1 million in conjunction with the Farmington, Connecticut and Piscataway, New Jersey shopping center acquisitions. The Company also increased its outstanding indebtedness to fund new acquisitions and certain ongoing construction and development projects. Additionally, the Company capitalized interest of $1,637,000 arising from construction activities mostly attributable to the Smithtown Venture during 1997 as compared to $469,000 for the same period in 1996.


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

On September 1, 1996, the Company ceased management services for four Price Enterprises, Inc. ("Enterprises") shopping centers located in California and Arizona. On January 1, 1997, the Company ceased management services for the six remaining Enterprises' shopping centers located in the northeast United States. This resulted in a significant reduction in the Company's future third party management fee income.

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

Rental operating expenses consisting of common area maintenance and real estate taxes increased from $7,177,000 for the year ended December 31, 1995 to $9,909,000 for the same period in 1996. Approximately $2,635,000 of this increase was attributable to properties acquired in the fourth quarter of 1995 and during 1996. The remainder of the increase was attributable to slightly higher operating costs.

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

The Company paid dividends in the aggregate amount of $32,438,000 through the year ended December 31, 1997, of which $923,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On January 22, 1997, the Company used the net proceeds from the sale of Common Stock to repay $19 million of indebtedness under the Line of Credit. During the second quarter of 1997, the Company borrowed $60 million to purchase the Austin and Woodbridge properties. The Company borrowed an additional $11 million to replenish operating funds. On June 20, 1997, the Company used the net proceeds from the sale of Senior Notes to repay $50 million of indebtedness outstanding under the Company's Line of Credit. On August 11, 1997, the Company used the net proceeds from the sale of common stock to repay $21 million of indebtedness outstanding under the Company's Line of Credit. On August 28, 1997, the Company borrowed $13 million to purchase the Renaissance Center. On September 28, 1997, the Company borrowed an additional $6 million to replenish operating funds. On October 15, 1997, the Company borrowed $18 million to purchase the Bellingham, Washington property. On October 23, 1997, the Company used the net proceeds from the land sale in Copiague to repay $8 million of indebtedness outstanding under the Company's Line of Credit. On December 29, 1997, the Company borrowed $16 million to purchase the Woodridge, Illinois property. On December 30, 1997, the Company borrowed an additional $6 million to replenish operating funds. At December 31, 1997, the outstanding balance of the borrowing under the Line of Credit was $58 million.

The Line of Credit agreement requires the Company to maintain certain minimum net operating income and net worth levels, as defined in the agreement, and provides that the Company will not pay dividends in excess of 95% of its annual net income plus depreciation. The Company does not believe that such restriction is likely to limit materially the future payment of dividends on the common stocks. The Company was required to pay a commitment fee ranging from
 .25% to .375% per annum of the unused portion of the Line of Credit. Effective January 1, 1997, the commitment fee was reduced to .25% per annum of the unused portion of the Line of Credit.

Interest on the outstanding balance is payable periodically, but at least quarterly. On October 23, 1996 the interest rate margin on the Line of Credit was reduced from 1.4% to 1.25%. On December 23, 1997, the interest rate margin on the Line of Credit was reduced from 1.25% to 1.15%. Capitalized interest costs for the year ended December 31, 1997 were approximately $1,637,000.

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

On February 27, 1998, the Company amended its Line of Credit to increase the availability under the Line of Credit to $100 million.

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

On August 11, 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share pursuant to the 1996 Shelf Registration Statement. The Company used the proceeds of $37.5 million for repayment of indebtedness under the Company's Line of Credit, to fund its property acquisition activities and for general corporate purposes.

On September 8, 1997, the Company filed a shelf registration statement on Form S-3 (File No. 333-35185)(the "1997 Shelf Registration Statement") for up to $400 million of debt securities, preferred stock, common stock and warrants. The 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on September 24, 1997.

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

In an effort to strengthen its balance sheet to support future growth, the Company sold an aggregate of 2,600,000 shares of Common Stock in January and August 1997 and $50 million principal amount of its 7.125% Senior Notes in June 1997. As a result of these issuances, the Company believes that it is well-positioned for future growth, and that it has minimized its potential exposure to high levels of variable rate debt and provided a favorable capital structure for the Company. Because future earnings are subject to many variables beyond the Company's control, such as the timing of completion of its acquisitions and development projects, the Company is not able to quantify the effect of such events on its future results.

The information in the immediately two preceding paragraphs is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of the Company's planned development of new centers, and expansion of existing centers; the actual costs associated with such developments; and the strength of the local economies in the sub-markets in which the Company operates. Higher than expected costs, delays in development of centers, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.


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

The following table sets forth the Company's calculation of FFO for the three months and twelve months ended December 31, 1997 based on the new NAREIT definition. The table also sets forth the calculation of FFO for the same periods of 1996.


                         Three months ended   Twelve months ended
                               December 31,        December 31,
                             1997      1996      1997      1996
                          -------   -------   -------   -------
                                     (In Thousands)
Net income                $ 6,355   $ 4,623   $26,254   $16,919
Depreciation                4,552     3,053    15,752    11,876
Joint ventures FFO
  adjustment                  179       169       704       661
Less net Gain on sale of
  real estate                  -         -     (2,787)       -
                          -------   -------   -------   -------
Funds from Operations     $11,086   $ 7,845   $39,923   $29,456
                          =======   =======   =======   =======

Weighted average numbers
  of shares outstanding    11,693     9,062    10,982     8,560


Prior to the Company's adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for deferred rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $867,000 and $534,000 including the deferred rent adjustments to the Joint Ventures for the three month periods ended December 31, 1997 and 1996, respectively, and $2,702,000 and $2,370,000, for the twelve month periods ended December 31, 1997 and 1996, respectively.


Economic Conditions

Many regions of the United States, including regions in which the Company owns property, have experienced an economic recession in the past several years.
Many areas currently appear to be experiencing a turnaround. However, if economic recession continues, or further adverse changes in general or local economic conditions, in certain regions it could result in the inability of some existing tenants of the Company to meet their lease obligations and could also adversely affect the Company's ability to attract or retain tenants.

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

Inflation, however, may adversely affect certain of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these costs could increase at a rate greater than the rate of rent increases. Also, with respect to tenant leases with stated rent increases, such as the leases for the Costco warehouses, inflation may have a negative effect as the stated rent increases in those leases could be lower than the increase in inflation.


Impact of Year 2000

Like most corporations, the Company is reliant upon technology to run its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. The Company is currently assessing and addressing this "Year 2000" issue and does not believe the costs connected with this assessment will have a material adverse effect on the Company's results of operations.


Item 8.  Financial Statements and Supplementary Data

         The response to this item is submitted in Item 14 of this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None



                                    PART III

ITEM 10.  DIRECTORS OF THE COMPANY

Set forth in the following table is certain information about the directors of the Company.

                                  Present Position with the          Director
         Name          Age                Company                     Since
-------------------  ------  ------------------------------------  ------------
Raymond E. Peet        77    Chairman of the Board                     1991

Joseph K. Kornwasser   50    President, Chief Executive                1993
                             Officer, Director

George M. Jezek        68    Executive Vice President,                 1991
                             Chief Financial Officer,
                             Secretary, Treasurer,
                             Director

Roy P. Drachman        91    Director                                  1991

William D. Jones       42    Director                                  1991

Walter Weisman         62    Director                                  1995

Keene Wolcott          67    Director                                  1995


     Raymond E. Peet has been Chairman of the Board since May 25, 1995 and has been a director of the Company since 1991. He retired in 1974 from the United States Navy with the rank of Vice Admiral. Admiral Peet served as Vice President, International of Teledyne Ryan Aeronautical from 1974 to 1982 and is currently a director of Cubic Corporation. He was previously a director of American Heavy Lift Shipping Co. and Energy Factors, Inc. He is currently a member of the Board of Consultants to The Comptroller General of the United States and the Chairman of the San Diego Dialogue and is past President of the University of California, San Diego Board of Overseers.

     Roy P. Drachman has been a director of the Company since 1991. He has been a co-owner of Roy Drachman Realty Company since 1946. He has also been a co-developer with Del Webb Company of numerous shopping centers in Arizona and California and has served on the boards of directors of several real estate investment trusts, including Brooks Harvey Real Estate Investment Trust (New York City), Pacific-Southern REIT (San Diego, California) and the Monumental Properties REIT (Baltimore, Maryland). Mr. Drachman is also past president of three national real estate organizations - Urban Land Institute, International Council of Shopping Centers and American Society of Real Estate Counselors.

     William D. Jones has been a director of the Company since 1991. Since October 1993, Mr. Jones has been President/Chief Executive Officer of CityLink Investment Corporation, a private company that acquires, develops and rehabilitates real estate properties in economically neglected areas. Prior to that time, he worked for The Prudential Realty Group as General Manager of a commercial real estate portfolio in the Northwestern United States from January 1992 and as an Investment Manager from July 1990. He joined The Prudential Realty Group in Newark, New Jersey, in July 1989 as an Investment Manager and Assistant to the Chairman. Prior to such time, he served as an elected official in San Diego, California, from December 1982 to September 1987. Mr. Jones is presently a trustee of The University of San Diego and a director of the Enova Corporation, the parent company of the San Diego Gas and Electric Company.

     Walter Weisman has been a director of the Company since May 1995. He is a past Chairman and Chief Executive Officer of American Medical International, Inc. ("AMI"), an owner and operator of acute care hospitals and related health care activities in the United States and in foreign countries. He served nearly 20 years with AMI, the last three years of which he was its Chief Executive Officer. Mr. Weisman is a trustee of the Los Angeles County Museum of Art, the California Institute of Technology, Harvey Mudd College, the Kress Foundation and the Sundance Institute. He is also a director of Fresenius Medical Care and Clinical Micro Sensors, Inc.

     Keene Wolcott has been a director of the Company since January 1995. Mr. Wolcott has served as President of Wolcott Investments, Inc., a private investment company, since 1975 and is currently a director of Prusser's of the West Indies Ltd. From 1969 to 1973, Mr. Wolcott served as Chief Executive Officer of the Colorado Corporation, which managed investor funds in oil and gas exploration. Prior to 1969 he served as Senior Vice President of Hayden, Stone and Company, a securities brokerage firm.

See also "Executive Officers of the Company" in Part I, Item 4A of this Form 10-K for information with respect to Messrs. Kornwasser and Jezek and for certain information concerning the Company's executive officers.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose any noncompliance with those requirements during fiscal year 1997. Based solely upon a review of reports delivered to the Company, all
Section 16(a) filing requirements were satisfied, except that Mr. Thomas Scheers, a Vice President of the Company, filed one late report with respect to a grant of 4,000 options to purchase Common Stock of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 1995, 1996 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company (together, the "Named Executive Officers").

                                                 Long-Term
                              Annual           Compensation
                         Compensation (1)         Awards
                      ----------------------    ----------
                                                Securities
      Name and                                  Underlying        All Other
Principal Position   Year  Salary($)  Bonus($)  Options(#)   Compensation($)(2)
------------------   ----  ---------  --------  ----------   ------------------
Joseph K.            1997  $302,033   $226,017     54,500         $13,354
Kornwasser           1996  $274,575   $125,425       0            $12,484
 President and       1995  $261,500   $138,500    147,000         $ 7,438
 Chief Executive
   Officer
Jerald Friedman(3)   1997  $254,552   $134,093     40,500         $16,538(4)
 Senior Executive
 Vice President and
 Chief Operating
   Officer
Lawrence M.(3)       1997  $162,800   $ 72,840     35,000         $15,882
Kronenberg
 Executive Vice
 President, Finance
George M. Jezek      1997  $119,166   $ 35,834     15,000         $ 9,481
 Executive Vice      1996  $100,000   $ 21,667     10,000         $ 8,715
 President,
 Chief Financial
   Officer,          1995  $ 85,667   $  7,000        0           $ 7,365
 Treasurer, Secretary
Daniel Slattery(3)   1997  $135,000   $ 20,000      5,000         $ 6,452
 Vice President,
 Development


(1) Other than salary, bonus and the compensation described in footnote (2),the Company did not pay any of the Named Executive Officers any compensation, including incidental personal benefits, in excess of 10 percent of his salary.

(2) Represents premiums paid by the Company for medical, dental, life and disability insurance coverage and Company contributions to the Company's 401(k) plan.

(3) The Company consummated the Development Company acquisition as of January 1, 1997, and elected certain of the officers of Development Company, including Messrs. Friedman, Kronenberg and Slattery, to serve as officers of the Company. Prior to January 1, 1997, Messrs. Friedman and Kronenberg were also non-officer employees of the Company.

(4) Does not include a payment of $50,000 paid to Mr. Friedman in consideration of the recharacterization of certain of Mr. Friedman's stock options to purchase Common Stock of the Company from incentive stock options granted under the Company's 1993 Stock Incentive Plan (the "Plan") to non-qualified stock options granted outside of the Plan.


Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options for fiscal year 1997 to each of the Named Executive Officers. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rights of 5% and 10% over the life of the options.


                                Individual Grants                Potential
                  ------------------------------------------     Realizable
                              Percentage                      Value at Assumed
                  Number of    of Total                        Annual Rate of
                  Securities   Options                           Stock Price
                  Underlying  Granted to Exercise             Appreciation for
                    Options   Employees  or Base               Option Term(2)
                    Granted   in Fiscal   Price   Expiration  -----------------
Name and Position    (#)(1)      Year     ($/Sh)     Date        5%      10%
----------------- ----------- ---------- -------- ----------  -----------------

Joseph K.           54,500        33%    $40.625   12/15/07   $110,703 $221,406
Kornwasser
 President and
 Chief Executive
 Officer
Jerald Friedman     40,500        25%    $40.625   12/15/07   $ 82,266 $164,531
 Senior Executive
 Vice President and
 Chief Operating
 Officer
Lawrence M.         35,000        21%    $40.625   12/15/07   $ 71,094 $142,188
Kronenberg
 Executive Vice
 President, Finance
George M. Jezek     15,000        10%    $40.625   12/15/07   $ 30,469 $ 60,938
 Executive Vice
 President, Chief
 Financial Officer,
 Treasurer, Secretary
Daniel Slattery      5,000         3%    $40.625   12/15/07   $ 10,156 $ 20,313
 Vice President,
 Development


(1) All options were granted on December 15, 1997 (the "Date of Grant") at an exercise price per share of $40.625, the closing price of the Common Stock on the Date of Grant as reported by the NYSE. All options vest 20% upon grant and 20% on each anniversary of the Date of Grant. Options expire ten years from the Date of Grant.

(2) The "potential realizable value" shown represents the potential gains based on annual compound stock price appreciation of 5 percent and 10 percent from the date of grant through the full 10-year option term, net of exercise price, but before taxes associated with exercise. The amounts represent certain assumed rates of appreciation only based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved and do not reflect the Company's estimate of future stock price growth.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option
Values

The following table provides information with respect to the exercise of stock options during the fiscal year ended December 31, 1997 by the Named Executive Officers, and with respect to unexercised "in-the-money" stock options outstanding as of December 31, 1997. In-the-money stock options are options for which the exercise price is less than the market price of the underlying stock at the end of the fiscal year.

                                    Number of Securities        Value of
                                   Underlying Unexercised  Unexercised In-the-
                   Shares            Options at Fiscal      Money Options at
                  Acquired   Value   Year End(in shares)  Fiscal Year End($)(1)
                     On    Realized    Exer-   Unexer-        Exer-   Unexer-
Name              Exercise    ($)     cisable  cisable       cisable  cisable
                  -------- --------   -------  -------       -------  -------
Joseph K.             0       $0      365,400  102,600     3,337,438  740,063
Kornwasser
Jerald Friedman(2)    0        0      157,500   57,000     1,312,294  217,688
Lawrence M.
Kronenberg(2)(3)      0        0       27,000   38,000       166,938  107,125
George M. Jezek(4)    0        0       47,000   18,000       494,188   72,375
Daniel Slattery(2)    0        0        5,800   11,200        24,013   36,800


(1) Represents the difference between $40.9375, the closing market price of the Company's Common Stock at December 31, 1997, and the exercise price of the options.

(2) The Company consummated the acquisition of the Development Company as of January 1, 1997, and elected certain of the officers of Development Company, including Messrs. Friedman, Kronenberg and Slattery, to serve as officers of the Company. Prior to January 1, 1997, Messrs. Friedman, Kronenberg and Slattery received grants of stock options to purchase Common Stock of the Company.

(3) Mr. Kronenberg exercised options to purchase 5,000 shares of Common Stock at an exercise price per share of $33.50 on March 10, 1998.

(4) Mr. Jezek exercised options to purchase 6,000 shares of Common Stock at an exercise price per share of $29.50 on March 13, 1998.

Compensation of Directors

Directors who are not employees of the Company received an annual director's fee of $24,000 for services rendered during 1997, except for the Chairman of the Board, who received $30,000 for such services. In addition, each non-employee director of the Company received options to purchase 2,500 shares of Common Stock pursuant to the 1996 Directors' Stock Option Plan. Directors also receive reimbursement for travel expenses incurred in connection with their duties as directors.

Employment Contracts

As of January 1, 1998, each of Messrs. Kornwasser, Friedman, Kronenberg and Jezek entered into an employment agreement with the Company. The employment agreements have a term of two years (three years in the case of Mr. Kornwasser) and are subject to automatic one-year extensions following the expiration of the initial term. The employment agreements provide for annual base compensation and a bonus, which bonus is budgeted and subject to increase or decrease by the Compensation Committee and the Board of Directors, payable in the following amounts to Messrs. Kornwasser; Friedman; Kronenberg and Jezek, respectively:
$380,000 and $160,000; $285,000 and $120,000; $180,000 and $90,000; and $130,000
and $65,000. The employment agreements provide that the executive will be entitled to receive severance benefits equal to base compensation then in effect for the greater of the balance of the term of the agreement or one year in the event of a termination of executive's employment resulting from death or a disability, by the Company without "cause," by the executive for "good reason" or by the executive upon a "change in control." "Cause" means (i) gross negligence or willful misconduct, (ii) an uncured breach of any of the executive's material duties under the employment agreement, (iii) fraud or other conduct against the material best interests of the Company or (iv) a conviction of a felony. "Good reason" means (a) a substantial change in the nature or scope of the executive's responsibilities and authority under the employment agreement, (b) a substantial change in the executive's duties such that the new duties are not ordinarily consistent with the executive's job title and position and are not acceptable to the executive, (c) a substantial reduction in the executive's compensation, which reduction is not acceptable to the executive, or benefits, which reduction in benefits does not similarly affect Company employees generally, under the employment agreement, (d) a substantial change in the executive's reporting requirements, which change is not acceptable to the executive, (e) the relocation of the executive outside of Los Angeles County (the San Diego metropolitan area in the case of Mr. Jezek) or (f) an uncured breach by the Company of any of its material obligations under the employment agreement. "Change in control" means (x) the acquisition of 50% or more of the combined voting power of the Company's voting securities or (y) stockholder approval of (1) a merger, consolidation or reorganization involving the Company,
(2) a complete liquidation or dissolution of the Company or (3) an agreement for the sale or other disposition of all or substantially all of the assets of the Company; provided, however, that the merger (the "Merger") of the Company with and into REIT Sub, Inc., a Maryland corporation ("REIT Sub"), pursuant to the Agreement and Plan of Merger, dated as of January 13, 1998, as amended, among Kimco Realty Corporation, a Maryland corporation ("Kimco"), REIT Sub and the Company, shall not constitute a change in control for purposes of the employment agreements. Upon the consummation of the Merger, Mr. Jezek's employment agreement shall terminate and Mr. Jezek shall be entitled to receive severance benefits. Each of Messrs. Kornwasser, Friedman and Kronenberg has entered into an employment agreement with Kimco which becomes effective upon the consummation of the Merger.

Such employment agreements with the Company also contain a non-competition agreement pursuant to which each executive agrees that during the term of the executive's employment, he will not engage in any activities, directly or indirectly, in direct competition with the Company and will not make any investment in respect of power and community centers in competition with the Company, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities and through existing investments.

Compensation Committee Interlocks and Insider Participation

In 1997, the members of the Compensation and Stock Option Committee were Messrs. Peet, Jones, Weisman and Wolcott. None of such individuals was, or is, an officer or employee of the Company. No interlocking relationships exist between any member of the Compensation and Stock Option Committee and any member of the Board of Directors or compensation committee of any other corporation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the shares of the Company's Common Stock beneficially owned as of February 28, 1998 by (i) each of the Company's directors, (ii) each of the Named Executive Officers and (iii) the Company's executive officers and directors as a group. There are no persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. There were 11,701,654 shares of Common Stock outstanding as of February 28, 1998. The business address for each of the officers and directors listed below is c/o The Price REIT, Inc., 7979 Ivanhoe Avenue, Suite 524, La Jolla, CA 92037.


                                                 Number of           % of
                                                 Shares of          Common
                                                   Commom           Stock
                   Name                            Stock         Outstanding
--------------------------------------------  --------------   ---------------
Officers and Directors

Raymond E. Peet                                   15,212(1)          *
   Chairman, Director
Joseph Kornwasser                                538,568(2)          4.46%
   President, Chief Executive Officer,
   Director
Jerald Friedman(3)                               165,700(4)          1.40%
   Senior Executive Vice President, Chief
   Operating Officer
George M. Jezek                                   66,880(5)          *
   Executive Vice President, Chief Financial
   Officer, Treasurer, Secretary, Director
Lawrence M. Kronenberg(3)                         34,300(6)          *
   Executive Vice President, Finance
Daniel Slattery(3)                                 5,800(7)          *
   Vice President, Development
Roy P. Drachman                                   25,435(8)          *
   Director
William D. Jones                                   8,000(8)          *
   Director
Walter Weisman                                     8,000(8)          *
   Director
Keene Wolcott                                     10,500(8)          *
   Director
Officers and Directors
   as a group (10 persons)                       878,395(9)          7.11%

* Represents less than 1% of the outstanding shares of Common Stock.

(1) Includes 7,500 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998.

(2) Includes 365,400 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998.

(3) The Company consummated the Development Company acquisition as of January 1, 1997, and elected certain of the officers of Development Company, including Messrs. Friedman, Kronenberg and Slattery, to serve as officers of the Company. See "Certain Relationships and Related Transactions" under Item 13 of this Annual Report on Form 10-K.

(4) Represents 165,700 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998.

(5) Includes 15,000 shares held by the Mandell Weiss Charitable Trust, of which Mr. Jezek is trustee. Mr. Jezek disclaims any beneficial ownership in such shares. Also includes 49,000 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998. Mr. Jezek exercised options to purchase 6,000 shares of Common Stock on March 13, 1998.

(6) Includes 33,000 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998. Mr. Kronenberg exercised options to purchase 5,000 shares of Common Stock on March 10, 1998.

(7) Represents 5,800 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998.

(8) Includes 7,500 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998.

(9) Includes 645,400 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of February 28, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with its 1993 offering of Common Stock, the Company acquired the property management business of its property manager, K&F Commercial Properties ("K&F"). In August 1993, the two principals of K&F became executive officers of the Company; Joseph Kornwasser became President, Chief Executive Officer and a Director of the Company and Jerald Friedman became a Senior Executive Vice President and Chief Operations Officer. Also concurrent with its 1993 offering, the Company acquired 100% of the non-voting preferred stock of Development Company. In March 1994, Mr. Friedman resigned his position at the Company and became Chairman and Chief Executive Officer of the Development Company. Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of the Development Company and elected certain of the officers of the Development Company, including Mr. Friedman, to serve as officers of the Company. The Company acquired the assets pursuant to a distribution to the Company as owner of 100% of the non-voting preferred stock of the Development Company.



                                     Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of The Price REIT,Inc. are included as a part of this report:

       Consolidated Balance Sheets - December 31, 1997 and 1996

       Consolidated Statements of Income - Years ended December 31, 1997, 1996, and 1995

       Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995

       Notes to Consolidated Financial Statements - December 31, 1997

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

(b)  Reports on Form 8-K filed in the fourth quarter of 1997:

     Current Reports on Form 8-K and 8-K/A were filed on November 14, 1997 and December 29, 1997, respectively, reporting under Item 5 the Company's acquisition of the Ridgedale Festival Shopping Center in Minnetonka, Minnesota, the Cordata Centre in Bellingham, Washington and the Piscataway Town Center in Piscataway, New Jersey for a total purchase price of $45,000,000. The following financial statements were filed with the Form 8K/A: audited statement of revenue over specific operating expense for the Piscataway Town Center and Cordata Center and unaudited pro forma condensed financial information.

     A current report on Form 8-K/A was filed on November 7, 1997 reporting under Item 7 the audited financial statements related to the Company's acquisition of the Renaissance Centre in Orlando, Florida. The following financial statements were filed with the Form 8-K/A: audited statement of revenue over specific operating expenses and unaudited pro forma condensed financial information.

(c)  Exhibits Pursuant to Item 601 of Regulation S-K:


3.1       Articles of Incorporation (4) and Articles of
          Amendment (12)

3.2       Amended and Restated Bylaws (17)

4.1       Indenture, dated October 27, 1995, between The Price
          REIT, Inc. and First Trust of California, National
          Association, as Trustee (10)

4.2       7.25% Senior Notes due November 1, 2000 (10)

4.3       7.50% Senior Notes due November 5, 2006

          (Incorporated by reference to exhibit 1.1 from the
          Company's Current Report on Form 8-K dated October 30,
          1996)

4.4       7.25% Senior Notes due June 4, 2004

          (Incorporated by reference to exhibit 1.1 from the
          Company's Current Report on Form 8-K dated June 13,
          1997)

10.1      Agreement and Plan of Merger, dated as of January 13,
          1998, among Kimco Realty Corporation, REIT Sub, Inc.
          and The Price REIT, Inc. (17)

10.2 First Amendment to Agreement and Plan of Merger, dated as of March 5, 1998, among Kimco Realty Corporation,
          REIT Sub, Inc. and The Price REIT, Inc. (21)

10.3      Form of Indemnification Agreement (3)

10.4      1993 Stock Option Plan (6)

10.5 Stock Option Agreement, dated November 2, 1992, between The Price REIT, Inc. and George M. Jezek (19)

10.6      First Amendment to Stock Option Agreement, dated
          October 29, 1993, between The Price REIT, Inc. and
          George M. Jezek (19)

10.7 Second Amendment to Stock Option Agreement, dated as of December 15, 1997, between The Price REIT, Inc. and
          George M. Jezek

10.8      Stock Option Agreement, dated August 12, 1993, between
          The Price REIT, Inc. and Joseph K. Kornwasser (6)

10.9      Stock Option Agreement, dated December 11, 1995,
          between The Price REIT, Inc. and Joseph K. Kornwasser
          (20)

10.10     Stock Option Agreement, dated August 12, 1993, between
          The Price REIT, Inc. and Jerald Friedman (6)

10.11 Stock Option Agreement, dated as of January 29, 1996, between The Price REIT, Inc. and Jerald Friedman

10.12     Incentive Stock Option Agreement, dated as of January
          29, 1996, between The Price REIT, Inc. and Jerald
          Friedman

10.13 Stock Option Agreement, dated February 14, 1994, between The Price REIT, Inc. and Lawrence M.
          Kronenberg

10.14     Form of Stock Option Agreement (1996)

10.15     Form of Incentive Stock Option Agreement dated
          December 15, 1997

10.16 Form of First Amendment dated as of December 15, 1997, to Incentive Stock Option Agreement

10.17     Form of The Price REIT, Inc. Nonemployee Director
          Stock Option Agreement

10.18     Employment Contract by and between The Price REIT,
          Inc. and Joseph Kornwasser (6)

10.19     Amendment to Employment Contract by and between The
          Price REIT, Inc. and Joseph Kornwasser, dated January
          30, 1995 (7)

10.20     Second Amendment to Employment Contract by and between
          The Price REIT, Inc. and Joseph Kornwasser, dated
          December 11, 1995 (7)

10.21     Form of Employment Agreement dated as of January 1,
          1998 (JK, JF, LK)

10.22 Employment Agreement, dated as of January 1, 1998, between The Price REIT, Inc. and George M. Jezek

10.23     $75 million Revolving Credit Facility dated September
          22, 1993 (5)

10.24     Amendment to Revolving Credit Facility Agreement dated
          May 9, 1994 (7)

10.25     Second Amendment to Credit Agreement (8)

10.26     First Amendment to Second Amended and Restated Credit
          Agreement dated as of July 1, 1997 (14)

10.27     Second Amendment to Second Amended and Restated Credit
          Agreement dated as of February 28, 1998

10.28 Amended and Restated Credit Agreement, dated as of November 1, 1995 by and among The Price REIT, Inc. and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed therewith (10)

10.29     Amendment, dated December 20, 1995, to Amended and
          Restated Credit Agreement dated as of November 1, 1995
          (20)

10.30     Loan Agreement between Centrepoint Associates LLP and
          Wells Fargo Realty Advisors Funding Incorporated,
          dated as of December 27, 1995  (20)

10.31     Promissory Note Secured by Deed of Trust, dated
          December 27, 1995  (20)

10.32 Amended and Restated Credit Agreement, dated as of March 22, 1996, by and among The Price REIT, Inc., Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed therewith (11)

10.33 Amended and Restated Credit Agreement, dated as of October 22, 1996 by and among The Price REIT, Inc. and Morgan Guaranty and Trust Company, as Agent, and other financial institutions party thereto and Revolving Notes executed therewith (13)

10.34 Purchase and Sale Agreement, dated March 22, 1996 by and between The Price REIT, Inc. and Town East Center
          Joint Venture (Mesquite, Texas property) (12)

10.35 Purchase and Sale Agreement, dated April 16, 1996 by and between The Price REIT, Inc. and MGC Joint Venture
          (Mesquite, Texas property) (12)

10.36 Purchase and Sale Agreement, dated August 23, 1996 by and between The Price REIT, Inc. and Centennial Plaza
          Limited Partnership (Centennial Plaza, Oklahoma property) (13)

10.37 Purchase and Sale Agreement and Escrow Instructions dated November 12, 1996 by and between Ewing Industries Wichita Westgate Limited Partnership and The Price REIT, Inc. (Wichita, Kansas property) (Incorporated by reference to Exhibit 2.1 from the Company's Current Report on Form 8-K dated April 16,
          1997)

10.38 Purchase and Sale Agreement and Escrow Instructions dated February 5, 1997 by and between MaxVest Associates, Limited Partnership and The Price REIT, Inc. (Greensboro, N. Carolina property) (Incorporated by reference to Exhibit 2.5 from the Company's Current Report on Form 8-K dated April 16, 1997)

10.39 Purchase and Sale Agreement and Escrow Instructions dated February 13, 1997 by and between Jagee Properties, Inc. and The Price REIT, Inc., as amended by First Amendment to Purchase and Sale Agreement and Escrow Instructions dated March 18, 1997 (Richardson, Texas property) (Incorporated by reference to Exhibit
          2.3 from the Company's Current Report on Form 8-K dated April 16, 1997)

10.40     Agreement of Purchase and Sale dated February 20, 1997
          by and between Madison Property I, L.P. and
          Price/Baybrook, Ltd. (Garland, Texas property)
          (Incorporated by reference to Exhibit 2.2 from the
          Company's Current Report on Form 8-K dated April 16,
          1997)

10.41     Agreement of Purchase and Sale dated February 24, 1997
          by and between Oak Creek Partners, Ltd. and
          Price/Baybrook, Ltd. (Dallas, Texas property)
          (Incorporated by reference to Exhibit 2.4 from the
          Company's Current Report on Form 8-K dated April 16,
          1997)

10.42 Purchase and Sale Agreement and Joint Escrow Instructions dated October 10, 1996 by and between The Price REIT, Inc. and Loop One/183, Ltd. (Arboretum Crossing) (Incorporated by reference to Exhibit 2.6 from the Company's Current Report on Form 8-K dated April 16, 1997)

10.43 Purchase and Sale Agreement dated March 25, 1997 by and between Smoketown Road Associates Limited Partnership and The Price REIT, Inc. (Woodbridge, Virginia property) (Incorporated by reference to
          Exhibit 2.1 from the Company's Current Report on Form 8-K dated May 28, 1997)

10.44 Purchase and Sale Agreement and Escrow Instructions dated April 17, 1996 by and among The Price REIT, Inc. and West Trust Asset Management, Inc. (Cerritos, California property) (Incorporated by reference to
          Exhibit 10.43 from the Company's Form 10-Q dated
          August 13, 1997)

10.45 Contribution Agreement, dated as of August 28, 1997, by and between The Price REIT Renaissance Partnership, L.P., a California limited partnership, and Altamonte Joint Venture, a Florida general partnership (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated September 12, 1997)

10.46 Agreement of Limited Partnership of The Price REIT Renaissance Partnership, L.P., dated as of August 22, 1997, by and among The Price REIT, Inc. and the Limited Partners named therein (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 12, 1997)

10.47 Agreement of Purchase and Sale, dated as of June 19, 1997, by and between The Price REIT, Inc. and Westfarms, L.P., a Connecticut limited partnership, as amended by First Amendment to Agreement of Purchase and Sale, dated as of July 29, 1997, and Second Amendment to Agreement of Purchase and Sale, dated as of August 21, 1997 (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated September 12, 1997)

10.48 Acquisition Agreement, dated as of October 3, 1997 by and between The Price REIT, Inc. and Ridgedale
          Festival Joint Venture, a Texas joint venture
          (Minnetonka property) (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-
          K dated November 14, 1997)

10.49 Deed-In-Lieu Agreement and Escrow Instructions, dated as of October 17, 1997, by and between Guide Meridian Retail, Inc., a California corporation, as Borrower, and The Price REIT, Inc., as Lender (Bellingham property) (Incorporated by reference to Exhibit 2.2 from the Company's Current Report on Form 8-K dated November 14, 1997)

10.50 Purchase and Sale Agreement and Escrow Instructions, dated as of September 23, 1997, by and between K. Hovnanian Properties of Piscataway, Inc., a New Jersey corporation, as Seller, and The Price REIT, Inc., a Maryland corporation, as Buyer, and Eastern Title Agency, as Escrow Holder (Piscataway property) (Incorporated by reference to Exhibit 2.3 from the Company's Current Report on Form 8-K dated November 14, 1997)

10.51 Agreement to purchase shopping center dated as of November 4, 1997, by and between Woodmark Associates, Ltd., a California limited partnership, as beneficiary with sole power of direction in and to LaSalle National Bank, as Trustee under Trust Agreement dated October 3, 1983, and known as Trust Number 107105, and The Price REIT, Inc. (Woodbridge property)

10.52     Real Estate Sale Agreement dated as of December 4,
          1997 by and between First Capital Institutional Real
          Estate, Ltd.-2, a Florida limited partnership, and The
          Price REIT, Inc. (Nashville property)

10.53 Purchase and Sale Agreement and Escrow Instructions dated as of December 17, 1997 by and between Vista Ridge Plaza, Ltd., a Texas limited partnership, Vista Ridge Plaza II, Ltd., a Texas limited partnership and Vista Ridge Shops, Inc., a Texas corporation, as Sellers, and The Price/Baybrook, Ltd., a Texas limited partnership, as Buyer, and Weststar Title Company, as Escrow Holder (Lewisville property)

12.1      Statement Re: Computation of Ratio Earnings to Fixed
          Charges

23.1      Consent of Independent Auditors

27        Financial Data Schedule


Footnotes:

(1) Incorporated herein by reference from the Company's Registration Statement (No. 33-42064) Amendment No. 1 dated September 25, 1991.

(2) Incorporated herein by reference from the Company's Current Report on Form 8-K dated May 13, 1992.

(3) Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 15, 1993.

(4) Incorporated herein by reference from the Company's Registration Statement (No. 33-64344) Amendment No. 2 dated August 3, 1993.

(5) Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 1, 1993.

(6) Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 15, 1994.

(7) Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 15, 1995.

(8) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated May 10, 1995.

(9) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated August 11, 1995.

(10) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated November 9, 1995.

(11) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated May 10, 1996.

(12) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated August 14, 1996.

(13) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated November 14, 1996.

(14) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated May 14, 1997.

(15) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated August 13, 1997.

(16) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q dated November 14, 1997.

(17) Incorporated herein by reference to Exhibit 3(ii) from the Company's Current Report on Form 8-K dated January 13, 1998.

(18) Incorporated herein by reference from the Company's Current Report on Form 8-K, in which the exhibit bore the same number.

(19)Incorporated herein by reference from the Company's Registration Statement on Form S-8 (No. 33-87812) dated December 23, 1994.

(20)Incorporated herein by reference from the Company's Annual Report on Form 10-K dated March 29, 1996.

(21)Incorporated herein by reference from the Company's Current Report on Form 8-K dated March 5, 1998.

(d) Financial Statement Schedule - The response to this portion of Item 14 is submitted in Item 14(a)(2).






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 THE PRICE REIT, INC.

Date : March 27, 1998            By : /Joseph K. Kornwasser/
                                 ---------------------------
                                 Joseph K. Kornwasser
                                 President and Chief Executive
                                 Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/JOSEPH K. KORNWASSER/   Chief Executive Officer,  March 27, 1998
----------------------   President and Director
 Joseph K. Kornwasser    (Principal Executive Officer)


/RAYMOND E. PEET/        Chairman of the Board     March 27, 1998
----------------------
 Raymond E. Peet


/GEORGE M. JEZEK/        Executive Vice President  March 28, 1998
----------------------   Chief Financial Officer,
 George M. Jezek         Treasurer, Secretary and Director
                         (Principal Accounting Officer)

/ROY P. DRACHMAN/        Director                  March 27, 1998
------------------
 Roy P. Drachman


/WILLIAM D. JONES/       Director                  March 27, 1998
-------------------
 William D. Jones


/WALTER WEISMAN/         Director                  March 27, 1998
-------------------
 Walter Weisman


/KEENE WOLCOTT/          Director                  March 27, 1998
-------------------
  Keene Wolcott











                        Consolidated Financial Statements

                               The Price REIT, Inc.

                         December 31, 1997, 1996 and 1995
                       with Report of Independent Auditors








                         Report of Independent Auditors


The Board of Directors and Stockholders
The Price REIT, Inc.

We have audited the accompanying consolidated balance sheets of The Price REIT, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Price REIT, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /Ernst & Young LLP/



San Diego, California
January 16, 1998
except for Note 11, as to which the date is March 5, 1998



                              The Price REIT, Inc.
                          Consolidated Balance Sheets

                                                            December 31
                                                         1997         1996
                                                      ----------   ----------
                                                           (In Thousands)
Assets
Rental property, net                                   $588,075     $380,482
Investments in joint ventures                            22,555       19,202
Cash and cash equivalents                                 3,474       11,369
Deferred rent receivable                                 10,298        8,489
Other assets                                             11,800        7,183
Secured note receivable                                   1,301        1,346
                                                      ----------   ----------
Total assets                                           $637,503     $428,071
                                                      ==========   ==========

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities               $  9,212     $  4,474
Senior Notes payable                                    204,093      154,114
Unsecured line of credit                                 58,000       19,000
Secured notes payable                                    37,535       11,794
                                                      ----------   ----------
Total liabilities                                       308,840      189,382

Minority interest                                         2,417        1,707

Commitments and contingencies                                 -            -

Stockholders' Equity:
Preferred stock, $.01 par value;
  2,000,000 shares authorized,
  no shares issued or outstanding                             -            -
Common stock, $.01 par value;
  25,000,000 shares authorized;
  11,700,793 and 9,069,249 shares
  issued and outstanding                                    117           91
Additional paid-in capital                              354,941      259,518
Accumulated deficit                                     (28,812)     (22,627)
                                                      ----------   ----------
Total stockholders' equity                              326,246      236,982
                                                      ----------   ----------
Total liabilities and stockholders' equity             $637,503     $428,071
                                                      ==========   ==========

See accompanying notes.



                        Consolidated Statements of Income


                                           Year ended December 31
                                          1997      1996      1995
                                        --------  --------  --------
                                           (In Thousands, except
                                               per share data)
  Revenue
  Rental income                         $ 69,335  $ 51,292  $ 40,152
  Management fees                            299     1,085     1,042
  Equity in earnings of joint ventures     1,733     1,556     1,456
  Interest and other income                1,271       392       873
  Net gain on sales of rental property     2,787         -         -
                                        --------  --------  --------
                                          75,425    54,325    43,523
                                        --------  --------  --------

  Expenses
  Rental operations                        5,890     4,344     3,266
  Real estate taxes                        7,671     5,565     3,911
  General and administrative               4,191     3,550     3,335
  Depreciation                            15,752    11,876     9,686
  Interest                                15,667    12,071     6,939
                                        --------  --------  --------
                                          49,171    37,406    27,137
                                        --------  --------  --------
  Net income                            $ 26,254  $ 16,919  $ 16,386
                                        ========  ========  ========

  Net income per share:
    Basic                               $   2.39  $   1.98  $   1.98
    Diluted                             $   2.36  $   1.98  $   1.98

 Weighted average number of shares
  outstanding:
    Basic                                 10,982     8,560     8,259
    Diluted                               11,113     8,566     8,259


See accompanying notes.






                              The Price REIT, Inc.
                Consolidated Statements of Stockholders' Equity

                                              Additional
                                Common Stock    Paid-In   Accumulated
                               Shares  Amount   Capital     Deficit     Total
                               ------  ------  ---------   ---------  ---------
                                               (In Thousands)

Balance at January 1, 1995      8,217   $ 82   $234,076    $ (9,558)  $224,600
Issuance of Common Stock
 under dividend reinvestment
 and share purchase plan           56      1      1,589           -      1,590
Exercise of stock options          28      -        700           -        700
Dividends paid                      -      -          -     (22,038)   (22,038)
Net income                          -      -          -      16,386     16,386
                               ------  ------  ---------   ---------  ---------
Balance at December 31, 1995    8,301     83    236,365     (15,210)   221,238

Issuance of Common Stock
 Public offering                  690      7     22,159           -     22,166
 Offering costs                     -      -     (1,389)          -     (1,389)
Issuance of Common Stock
 under dividend reinvestment
 and share purchase plan           37      -      1,164           -      1,164
Exercise of stock options          41      1      1,219           -      1,220
Dividends paid                      -      -          -     (24,336)   (24,336)
Net income                          -      -          -      16,919     16,919
                              -------  ------  ---------   ---------  ---------
Balance at December 31, 1996    9,069     91    259,518     (22,627)   236,982

Issuance of Common Stock
 Public offerings               2,600     26     97,674           -     97,700
 Offering costs                     -      -     (3,452)          -     (3,452)
Issuance of Common Stock
 under dividend reinvestment
 and share purchase plan           32      -      1,201           -      1,201
Dividends paid                      -      -          -     (32,439)   (32,439)
Net income                          -      -          -      26,254     26,254
                              -------  ------  ---------   ---------  ---------
Balance at December 31, 1997   11,701   $117   $354,941    $(28,812)  $326,246
                              =======  ======  =========   =========  =========


See accompanying notes.






                              The Price REIT, Inc.
                      Consolidated Statements of Cash Flows

                                                      Year ended December 31
                                                   1997       1996       1995
                                                 ---------  ---------  ---------
                                                         (In Thousands)
Operating activities
Net income                                       $ 26,254   $ 16,919   $ 16,386
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Net gain on sales of rental property            (2,787)         -          -
   Depreciation                                    15,752     11,876      9,686
   Amortization of deferred loan fees                 637        543        284
   Amortization of debt discount                      201        162         32
   Equity in earnings of joint ventures            (1,733)    (1,556)    (1,456)
   Deferred rent                                   (1,809)    (2,269)    (1,738)
   Changes in operating assets and liabilities:
    Rent receivable and other assets               (5,591)    (1,495)    (1,200)
    Accounts payable and accrued liabilities        4,738      1,067      2,339
                                                 ---------  ---------  ---------
Net cash provided by operating activities          35,662     25,247     24,333
                                                 ---------  ---------  ---------

Investing activities
Purchases of rental property                     (195,355)   (18,759)   (61,831)
Additions to rental property                      (26,244)    (9,845)   (12,401)
Gross proceeds from sale of rental property        27,650          -          -
Investments in joint ventures                      (3,959)    (2,000)    (1,977)
Distributions from joint ventures                   2,729      1,867      1,660
Advances on secured note receivable                     -     (1,347)         -
                                                 ---------  ---------  ---------
Net cash used in investing activities            (195,179)   (30,084)   (74,549)
                                                 ---------  ---------  ---------
Financing activities
Proceeds from Senior Notes payable                 49,779     54,870     99,050
Payment of debt issuance costs                       (497)      (640)    (1,938)
Proceeds from unsecured line of credit            137,000     39,000     68,000
Repayment of unsecured line of credit             (98,000)   (76,000)   (96,000)
Repayment of secured notes payable                   (380)    (2,797)         -
Minority interest contributions                       710      1,707          -
Gross proceeds from issuance of Common Stock       97,977     23,642        919
Issuance costs                                     (3,452)    (1,389)         -
Dividends paid, net of dividends reinvested       (31,515)   (23,428)   (20,667)
                                                 ---------  ---------  ---------
Net cash provided by financing activities         151,622     14,965     49,364
                                                 ---------  ---------  ---------

(Decrease) increase in cash and cash
  equivalents                                      (7,895)    10,128       (852)
Cash and cash equivalents at beginning of
  the year                                         11,369      1,241      2,093
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year         $  3,474   $ 11,369    $ 1,241
                                                 =========  =========  =========

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for interest        $ 14,651   $ 11,364    $ 5,759
                                                =========  =========  =========

Supplemental disclosure of noncash investing and financing activities:
  In connection with the acquisition of certain properties, the Company assumed secured notes payable of $26,100 and $11,841 in 1997 and 1996, respectively.


See accompanying notes.





Notes to Consolidated Financial Statements

December 31, 1997


1.  Organization and Summary of Significant Accounting Policies

Organization

The Price REIT, Inc., a Maryland corporation formed in 1991, is a self-administered and self-managed real estate investment trust which is focused on the acquisition, development, redevelopment and management of retail shopping center properties.

Consolidation

The consolidated financial statements include the accounts of The Price REIT, Inc.; Price/Texas, Inc., a wholly-owned subsidiary; Price REIT Properties LLC, a wholly-owned subsidiary; Price/Baybrook, Ltd., a limited partnership between The Price REIT, Inc. and Price/Texas, Inc.; Smithtown Venture Limited Liability Company ("Smithtown Venture"), a 90% owned joint venture; and The Price REIT Renaissance Partnership, L.P., a 99% owned limited partnership (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

Rental Property and Depreciation

Rental property is recorded at cost. At such times when events or circumstances indicate that the carrying amount of property may be impaired, the Company makes an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Through December 31, 1996, the cost method of accounting was used for the Company's investment in K&F Development Company ("Development Company"). Under this method, the Company recognized as income, dividends received that were distributed from net accumulated earnings of the Development Company. Effective January 1, 1997, the Company acquired the assets and assumed the liabilities of the Development Company.

Cash and Cash Equivalents

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

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The Company believes that the carrying values reflected in the balance sheets at December 31, 1997 and 1996 reasonably approximate the fair values for cash and cash equivalents, receivables and all liabilities. In making such assessments, the Company used estimates and market rates for similar instruments.

Minority Interest

Minority interest represents the 10% ownership interest of Smithtown Venture and 1% ownership interest in The Price REIT Renaissance, L.P. not owned by the Company.

Revenue Recognition

Rental income is recorded on a straight-line basis over the term of the leases. Deferred rent receivable represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions. The Company recognizes profit on the sale of rental property when title has passed to a buyer who has met down payment and continuing investment criteria.

Income Taxes

The Company has met all conditions necessary to qualify as a real estate investment trust under the Internal Revenue Code. To qualify as a real estate investment trust, the Company is required to pay dividends of at least 95% of its ordinary taxable income each year and meet certain other criteria. As a qualifying real estate investment trust, the Company will not be taxed on income distributed to its shareholders. Since the Company distributed all of its taxable income to stockholders for the years ended December 31, 1997, 1996 and 1995, the accompanying financial statements contain no provision for income taxes.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of depreciation expense, rental revenue and gain from a tax-deferred exchange.

The reported amounts of the Company's net assets as of December 31, 1997 and 1996 were less than its tax basis for Federal tax purposes by approximately $1,105,000 and $1,909,000, respectively.

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.  Rental Property

Rental property as of December 31, 1997, geographically by state, is as follows:

                             Total     California     Texas      Virginia
                          ----------   ----------  ----------   ----------
                                           (In Thousands)
Land                      $ 199,002    $  57,900   $  27,905    $  27,608
Land improvements            63,175       16,229       5,464       12,286
Buildings                   379,964      106,188      52,979       46,468
                          ----------   ----------  ----------   ----------
                            642,141      180,317      86,348       86,362
Accumulated depreciation    (54,066)     (25,172)     (2,962)      (6,525)
                          ----------   ----------  ----------   ----------
                          $ 588,075    $ 155,145   $  83,386    $  79,837
                          ==========   ==========  ==========   ==========
Net rentable square feet      6,993        1,869       1,081          806
                          ==========   ==========  ==========   ==========


                            Arizona    Connecticut  New York      Florida
                          ----------   ----------  ----------   ----------
                                           (In Thousands)
Land                      $  21,662    $  14,133   $   7,652    $  10,692
Land improvements             6,275        5,546       5,211        2,206
Buildings                    32,981       28,596      24,345       20,907
                          ----------   ----------  ----------   ----------
                             60,918       48,275      37,208       33,805
Accumulated depreciation     (7,668)      (5,822)     (2,214)        (328)
                          ----------   ----------  ----------   ----------
                          $  53,250    $  42,453   $  34,994    $  33,477
                          ==========   =========== ==========   ==========
Net rentable square feet        891          517         398          271
                          ==========   =========== ==========   ==========


                          Washington    Illinois     Oklahoma   New Jersey
                          ----------   ----------   ----------  ----------
Land                      $   6,441    $   5,235    $   4,368   $   4,827
Land improvements             1,325        1,081        1,243         996
Buildings                    12,558       10,235       11,322       9,437
                          ----------   ----------   ----------  ----------
                             20,324       16,551       16,933      15,260
Accumulated depreciation       (123)           -         (590)        (73)
                          ----------   ----------   ----------  ----------
                          $  20,201    $  16,551    $  16,343   $  15,187
                          ==========   ==========   ==========  ==========
Net rentable square feet        175          149          234          97
                          ==========   ==========   ==========  ==========


                                                                  North
                          Minnesota     Maryland     Kansas      Carolina
                          ----------   ----------  ----------   ----------
Land                      $   3,798    $   2,582   $   2,560    $   1,639
Land improvements               784        3,482         729          318
Buildings                     7,426        6,862       6,598        3,062
                          ----------   ----------  ----------   ----------
                             12,008       12,926       9,887        5,019
Accumulated depreciation        (73)      (2,110)       (298)        (108)
                          ----------   ----------  ----------   ----------
                          $  11,935    $  10,816   $   9,589    $   4,911
                          ==========   ==========  ==========   ==========
Net rentable square feet        120          210         134           41
                          ==========   ==========  ==========   ==========


Rental property as of December 31, 1996, geographically by state, is as follows:

                             Total     California    Arizona       Texas
                          ----------   ----------  ----------   ----------
                                           (In Thousands)
Land                      $ 136,148    $  63,754   $  21,662    $  13,174
Land improvements            40,907       15,578       6,264          -
Buildings                   245,038      111,737      31,543       26,814
                          ----------   ----------  ----------   ----------
                            422,093      191,069      59,469       39,988
Accumulated depreciation    (41,611)     (21,612)     (5,951)        (914)
                          ----------   ----------   ----------  ----------
                          $ 380,482    $ 169,457   $  53,518    $  39,074
                          ==========   ==========  ==========   ==========
Net rentable square feet      4,858        2,022         855          636
                          ==========   ==========  ==========   ==========


                           Virginia     New York   Connecticut   Oklahoma
                          ----------   ----------  ----------   ----------
Land                      $  12,575    $  10,321   $   7,713    $   4,367
Land improvements             9,185        2,270       4,201          -
Buildings                    17,063       22,637      15,952       12,434
                          ----------   ----------  ----------   ----------
                             38,823       35,228      27,866       16,801
Accumulated depreciation     (4,366)      (2,394)     (4,705)         (62)
                          ----------   ----------  ----------   ----------
                          $  34,457    $  32,834   $  23,161    $  16,739
                          ==========   ==========  ==========   ==========
Net rentable square feet        323          246         332          234
                          ==========   ==========  ==========   ==========


                           Maryland
                          ----------
Land                      $   2,582
Land improvements             3,409
Buildings                     6,858
                          ----------
                             12,849
Accumulated depreciation     (1,607)
                          ----------
                          $  11,242
                          ==========
Net rentable square feet        210
                          ==========

Rental property owned through the Company's investments in joint ventures is described in Note 3.

The Company's shopping centers are generally leased under noncancellable operating leases with remaining terms ranging from one to 25 years. Certain of the leases contain up to seven five-year renewal options. The leases generally contain provisions for increases in rents based on the Consumer Price Index, or a predetermined fixed amount, and require the tenant to reimburse the Company for substantially all operating expenses of the properties.

Certain of the leases provide for additional rental payments based on gross tenant revenues in excess of specified amounts. During the years ended December 31, 1997, 1996 and 1995, the Company earned additional rents of approximately $597,000, $418,000 and $372,000, respectively, relating to these leases.

Future minimum rental income due under the terms of noncancellable operating leases is as follows (in thousands):

               1998                     $  69,239
               1999                        67,330
               2000                        64,681
               2001                        61,639
               2002                        59,107
               Thereafter                 440,725

The following tenants accounted for greater than 10% of total revenues:

                                   Year ended December 31
                                    1997    1996   1995
                                   ------  ------  ------
                                       (In Thousands)

        The Home Depot             $8,156  $8,955 $7,401
        Costco                      5,080   5,029  5,268

Acquisitions of Shopping Centers

In December 1997, the Company acquired a 149,000 square foot shopping center in Woodridge, Illinois for $16,525,000.

In October 1997, the Company acquired a 97,000 square foot shopping center in Piscataway, New Jersey for $15,100,000.

In October 1997, the Company acquired a 174,000 square foot shopping center in Bellingham, Washington for $20,250,000.

In October 1997, the Company acquired a 120,000 square foot shopping center in Minnetonka, Minnesota for $11,900,000.

In August 1997, the Company acquired a 99% interest in Renaissance Centre, a 271,000 square foot shopping center, in Altamonte Springs (Orlando), Florida for $33,500,000.

In August 1997, the Company acquired a 185,000 square foot shopping center in Farmington, Connecticut for $20,000,000.

In May 1997, the Company acquired a 483,000 square foot shopping center in Woodbridge, Virginia for $46,500,000.

In April 1997, the Company acquired a 187,000 square foot shopping center in Austin, Texas for $23,400,000.

In March 1997, the Company acquired a 41,000 square foot shopping center in Greensboro, North Carolina for $4,975,000.

In March 1997, the Company acquired an 84,000 square foot shopping center in Dallas, Texas for $8,750,000.

In March 1997, the Company acquired a 116,000 square foot shopping center in Richardson, Texas for $8,500,000.

In March 1997, the Company acquired a 62,000 square foot shopping center in Garland, Texas for $4,750,000.

In January 1997, the Company acquired a 134,000 square foot shopping center in Wichita, Kansas for $9,800,000.

In November 1996, the Company acquired a 234,000 square foot shopping center in Oklahoma City, Oklahoma for $16,700,000.

In October 1996, the Company acquired an 80% partnership interest in Smithtown Venture from the Development Company. In March 1997, the Company acquired an additional 10% interest from the minority partner. Smithtown Venture is constructing a 270,000 square foot shopping center in Long Island, New York. As of December 31, 1997, Smithtown Venture has incurred $20,375,000 of development costs.

In July 1996, the Company acquired a 210,000 square foot shopping center in Mesquite, Texas for $12,650,000.

In January 1996, the Company acquired a 9.7 acre land parcel adjacent to the Company's shopping center near Houston, Texas for $1,250,000.

Sale of Shopping Centers

In July 1997, the Company sold its Cerritos, California property for $17,400,000 in a transaction designed to enable the sale to qualify as a tax-deferred transaction under Section 1031 of the Internal Revenue Code. The Company realized a gain of $3,643,000 on the sale. In October 1997, the Company completed the sale of approximately nine acres of land in its Copiague, New York shopping center for $10,250,000. The Company realized a loss of $856,000 on the sale. The net gain from these sales was $2,787,000.

Smithtown Venture

In connection with the development of a shopping center in Long Island, New York, which was substantially complete at December 31, 1997, Smithtown Venture made a loan to the ground lessor for the payoff of an existing mortgage on the property. The secured note receivable bears interest at a fixed rate of 7.41% and is due in monthly principal and interest payments through October 2026. At December 31, 1997, the balance was $1,301,000.

In March 1997, King Kullen, the minority partner, was granted a put option for a fee of $100,000 to reduce its capital interest in the joint venture from approximately 20% to 10%. In April 1997, King Kullen elected to exercise its put option to reduce its equity interest as noted above. The Company currently owns a 90% interest in Smithtown venture.

In connection with the development of the shopping center, Smithtown Venture entered into a 49-year ground lease, with four ten-year renewal options, which provides for monthly payments. While the shopping center was under development, the lease payments were capitalized to rental property. Future minimum lease payments, excluding renewal options, are as follows (in thousands):

                     1998            $  1,400
                     1999               1,400
                     2000               1,400
                     2001               1,400
                     2002               1,423
                     Thereafter        81,230


3.  Investment in Joint Ventures

Centrepoint Associates

In April 1994, the Company acquired a 50% general partnership interest in Centrepoint Associates for $11,388,000. The general partnership interest was acquired from a partner-ship in which Costco and Messrs. Kornwasser and Friedman were the general partners. At the time of the acquisition of the partnership interest, the joint venture owned and operated a 236,000 square foot power center in Tempe, Arizona, with an additional 149,000 square feet of adjacent retail space, constructed and completed in 1995.

In December 1995, the joint venture purchased two properties located in the Phoenix metropolitan area. One of the properties is located in Glendale, Arizona, which was purchased for $6,724,000, and consisted of an existing 85,000 square foot shopping center with potential to expand by up to approximately 20,000 additional square feet, of which 9,000 square feet was under construction as of December 31, 1997. The other property is located in Goodyear, Arizona, which was purchased for $4,232,000, and contains approximately 40 acres of vacant land for future development. In connection with these purchases, the joint venture obtained a $10,500,000 loan which was due in December 1997.

In March 1997, the joint venture acquired a parcel of property containing 25,000 rentable square feet of buildings adjacent to its Glendale, Arizona property for $3,000,000. In connection with this acquisition, the joint venture amended its loan by increasing the amount to $13,500,000 and extending the maturity to June 1998.

Hayden Plaza North Associates

In April 1996, the Company formed a partnership with Kimco Realty Corporation, a retail real estate investment trust, to purchase a 191,000 square foot shopping center in Phoenix, Arizona at a cost of $3,490,000. The Company holds a 50% general partnership interest. The acquisition was completed in May 1996.

Price/Fry LLC Joint Venture

In February 1997, Price/Baybrook, Ltd. (a wholly-owned subsidiary of The Price REIT, Inc.) formed a joint venture with I-10/Fry Road 27, Ltd. and I-10/Park Row 40, Ltd. (the "Outside Partners") to develop an approximately 470,000 square foot retail power center in Houston, Texas. The joint venture agreement provides for the Outside Partners to contribute the land with a net fair market value of $4,225,000 and Price/Baybrook, Ltd. to contribute $4,225,000 as needed to fund development costs. After Price/Baybrook, Ltd. has funded its share of capital, it is anticipated that the joint venture will seek construction financing to complete the center.

Condensed combined financial information of the joint ventures is as follows:

                                             December 31
                                         1997          1996
                                       --------      --------
                                           (In Thousands)
     Rental property, net              $ 56,350      $ 45,648
     Other assets                         1,815         3,125
                                       --------      --------
                                       $ 58,165      $ 48,773
                                       ========      ========

     Liabilities                       $ 14,519      $ 11,701
     The Company's capital               21,513        18,596
     Other partners' capital             22,133        18,476
                                       --------      --------
                                       $ 58,165      $ 48,773
                                       ========      ========


                                         Year ended
                                         December 31
                                       1997      1996
                                     --------  --------
                                       (In Thousands)
                 Revenue             $ 7,280   $ 6,723
                 Expenses             (3,891)   (3,538)
                                     --------  --------
                 Net income          $ 3,389   $ 3,185
                                     ========  ========

The accounting policies of the joint ventures are substantially the same as the Company's.


4.  Notes Payable

Notes payable consists of the following:

                                              December 31
                                            1997       1996
                                          --------   --------
                                            (In Thousands)
       Senior Notes payable due 2000      $ 99,420    $99,242
       Senior Notes payable due 2004        49,792        -
       Senior Notes payable due 2006        54,881     54,872
                                          --------   --------
                                           204,093    154,114
       Unsecured line of credit             58,000     19,000
       Secured notes payable                37,535     11,794
                                          --------   --------
                                          $299,628   $184,908
                                          ========   ========

Principal maturities of all notes payable as of December 31, 1997 are summarized as follows (in thousands):

                   1998            $    637
                   1999                 699
                   2000             169,783
                   2001                 700
                   2002                 766
                   Thereafter       127,880
                                    --------
                                    $300,465
                                    ========

The Company incurred $15,667,000, $12,540,000 and $7,354,000 of interest costs which included amortization of loan discount and fees, of which $1,637,000, $469,000 and $415,000 were capitalized to rental property for the years ended December 31, 1997, 1996 and 1995, respectively.

Senior Notes Payable

In June 1997, the Company issued unsecured 7.125% Senior Notes in the aggregate principal amount of $50,000,000 which are due June 2004. Interest on the 7.125% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The notes were priced at an aggregate amount of $49,778,000 and have an effective interest rate of 7.21%.

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

As of December 31, 1997 and 1996, the unamortized discount of senior notes payable was $837,000 and $886,000, respectively. Amortization of the discount during the year ended December 31, 1997 and 1996, in the amount of $201,000 and $162,000 is reported as a component of interest expense and an increase to Senior Notes payable.

The Senior Notes payable contain certain restrictive financial covenants relating to debt-to-asset ratios, cash flow coverage ratio and distribution limitations.

Unsecured Line of Credit

The Company maintains a revolving credit facility from a group of banks for up to $100 million in unsecured advances.

In July 1997, the Company amended its line of credit, modifying certain restrictive covenants, including the secured and unsecured debt incurrence restrictions as well as other conditions which increased the availability under the line of credit from $75 million to $100 million and extended the maturity to June 30, 2000.

Advances under the credit facility, at the Company's option, bear interest at either LIBOR plus 1.15% or a Base Rate, as defined, plus .50%. The effective rate of interest as of December 31, 1997 and 1996 was 7.31% and 6.63%, respectively. During 1997, the Company's LIBOR based borrowings under its revolving credit facility had a range of interest of approximately 6.7% to 7.0%, except on December 31, 1997 when the interest rate was 7.31%. Interest on the out-standing balance is payable no less than quarterly.

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

Secured Notes Payable

Secured notes payable consist of four loans assumed in connection with the acquisition of three properties, with interest rates ranging from 8.875% to 10.50% and maturity dates due from August 2000 to December 2014.


5.  Stock Offerings

In August 1997, the Company issued and sold 1,000,000 shares of Common Stock at a price to the public of $37.50 per share. The Company used the net proceeds of approximately $37,500,000 for repayment of indebtedness under the Company's line of credit and for general corporate purposes.

In January 1997, the Company issued and sold 1,600,000 shares of Common Stock at a price to the public of $37.625 per share. The Company used the net proceeds of approximately $56,800,000 to fund acquisition and development activities and to repay indebtedness under the line of credit.

In September 1996, the Company issued and sold 690,000 shares of Common Stock at a price to the public of $32.125 per share. The Company used the net proceeds of approximately $21,000,000 for repayment of indebtedness under the Company's line of credit and for general corporate purposes.


6.  Dividends

The Company paid quarterly dividends to stockholders as follows:

                                    Year ended December 31
                                 1997        1996        1995
Series A Common Stock          --------    --------    --------
First                          $  N/A      $ 0.6667    $ 0.6286
Second                            N/A         N/A        0.6286
Third                             N/A         N/A        0.6381
Fourth                            N/A         N/A        0.6476
                               --------    --------    --------
Total                          $  N/A      $ 0.6667    $ 2.5429
                               ========    ========    ========
Common Stock
First                          $ 0.7250    $ 0.7000    $ 0.6600
Second                           0.7250      0.7000      0.6600
Third                            0.7250      0.7000      0.6700
Fourth                           0.7250      0.7000      0.6800
                               --------    --------    --------
Total                          $ 2.9000    $ 2.8000    $ 2.6700
                               ========    ========    ========
Taxable portion - ordinary
 dividend                        80.17%      78.36%      82.00%
Return of capital portion        19.83%      21.64%      18.00%
                               --------    --------    --------
                                100.00%     100.00%     100.00%
                               ========    ========    ========

Common Stock

The Company had previously issued two series of common stock equity, Common Stock and Series A Common Stock. In May 1996, the Company's stockholders approved an amendment to the Company's charter to provide that all outstanding shares of Series A Common Stock be converted into shares of Common Stock; eliminate the provision which entitled holders of Common Stock to receive an annualized quarterly per share dividend equal to 105% of the annualized quarterly per share dividend on the Series A Common Stock and changed the name of the Company's Series A Common Stock to Common Stock. There were 38,266 shares of Series A Common Stock that were converted into Common Stock.


7.  Stock Options/Dividend Reinvestment Plan

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

Stock options outstanding are as follows (in thousands, except per share data):

                                     Stock Options
                                  ------------------               Price
                                    Non-                 Total     Range
                                 Incentive  Incentive  Exercise     Per
                                   Shares     Shares     Value     Share
                                  -------    -------   --------  -------------
Outstanding at January 1, 1995       128        426    $17,548   $25.00-$33.50
Exercised on June 30, 1995           (28)         -       (700)          25.00
Expired on July 1, 1995              (17)         -       (506)          29.75
Granted on December 11, 1995           -        148      4,237           28.63
                                  -------    -------   --------
Outstanding at December 31, 1995      83        574     20,579     28.63-33.50
Granted on January 29, 1996           31         49      2,360           29.50
Exercised on February 29, 1996       (41)         -     (1,220)          29.75
Expired on March 31, 1996             (2)         -        (60)          29.75
Granted on August 1, 1996             12          -        354           29.50
Granted on December 18, 1996           -         34      1,224           36.00
Granted on December 31, 1996          12          -        462           38.50
                                  -------    -------   --------
Outstanding at December 31, 1996      95        657     23,699     28.63-38.50
                                  -------    -------   --------
Expired on April 8, 1997               -         (1)       (34)          33.50
Granted on December 15, 1997           -        162      6,602           40.63
Granted on December 31, 1997          13          -        512           40.94
                                  -------    -------   --------
Outstanding at December 31, 1997     108        818    $30,779   $28.63-$40.94
                                  =======    =======   ========

At December 31, 1997, 1996 and 1995, 665,100, 423,100, and 325,200 stock options, respectively, were exercisable.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The new accounting standards prescribed by SFAS No. 123 are optional, and the Company has elected to account for its stock option plans under the previous accounting standards as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using the "Black-Scholes" method with the following weighted average assumptions for 1997, 1996 and 1995: risk-free interest rate of 5.5%; annual dividend rate of 7.1%, 7.8% and 9.4%, respectively, volatility factor of the expected market price of the Company's Common Stock of 10%; and an expected option life of four years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                       Year ended December 31
                                      1997      1996      1995
                                    --------  --------  --------
Pro forma net income                $26,145   $16,862   $16,370

Pro forma net income per share:
Basic                               $  2.38   $  1.97   $  1.98
Diluted                             $  2.35   $  1.97   $  1.98

In February 1994, the Company adopted a dividend reinvestment and share purchase plan (the "Plan"). This Plan gives the holders of shares of common stock the opportunity to purchase additional common stock shares through reinvestment of distributions or volun-tary cash investments. At the Company's option, the common stock shares purchased under the Plan can be newly issued or purchased on the open market. Concurrent with the adoption of this Plan, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register 500,000 common stock shares that are eligible to be issued under this Plan. During the years ended December 31, 1997 and 1996, 32,000 and 37,000 shares, respectively, were issued under the Plan. Through December 31, 1997, a total of 199,000 shares have been issued under the Plan.


8.  Related Party Transactions

1997

Other income includes $66,000 and $19,000 of development fee income received from Price/Fry LLC and Centrepoint Associates, respectively.

1996

Management fees revenue includes $817,000 earned from Price Enterprises, Inc. owned rental properties and $92,000 earned from companies affiliated with Messrs. Kornwasser and Friedman.

Development fees totaling $142,000 were paid to the Development Company and capitalized to rental property.

Leasing commissions totaling $250,000 were paid to the Development Company and capitalized to other assets.

Other income includes $30,000 of consulting fee income received from Price Enterprises, Inc.

1995

Management fees revenue includes $785,000 earned from Price Enterprises, Inc. owned rental properties and $128,000 earned from companies affiliated with Messrs. Kornwasser and Friedman.

General and administrative expense includes $114,000 of rent expense paid to a partnership affiliated with Messrs. Kornwasser and Friedman.

Development fees totaling $379,000 were paid to the Development Company and capitalized to rental property.

Leasing commissions totaling $489,000 were paid to the Development Company and capitalized to other assets.

Other income includes $164,000 of consulting fee income received from Price Enterprises, Inc. for various consulting services.


9.  Commitments and Contingencies

The Company sponsors a 401(k) deferred compensation plan. Employees may contribute up to 15% of their wages subject to Internal Revenue Code limits. The plan provides for discretionary matching and profit sharing contributions by the Company. The Company may match contributions up to 2.5% of an employee's annual compensation for annual compensation below $50,000 or up to 2.0% for annual compensation equal to or above $50,000. During the years ended December 31, 1997, 1996 and 1995, the Company contributed $39,000, $23,000 and $23,000, respectively, to the plan. The plan is fully funded.

Certain of the Company's properties were acquired from The Price Company or its successor, Costco. The Price Company has indemnified the Company, with the exception of the Company's 50% interest in the Tempe, Arizona property, with respect to the presence of any hazardous material (as defined under various environmental laws) on properties purchased from The Price Company in the event such hazardous materials were determined to be present on the date of the purchase. The Company is not aware of any environmental issues with respect to its properties which would require a material expenditure by the Company, regardless of whether the Company might ultimately be indemnified by The Price Company.


10.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 1997 and 1996 is as follows:

                                                Net Income Per Share
                       Revenues   Net Income     Basic      Diluted
                       --------   ----------    -------     -------
                         (In Thousands, except per share data)
         1997
           First       $15,308     $ 5,446       $0.53       $0.52
           Second       17,270       5,674        0.53       0.53
           Third        21,250       8,779        0.78       0.77
           Fourth       21,597       6,355        0.55       0.54

         1996
           First       $13,430     $ 4,058       $0.49      $ 0.49
           Second       12,883       4,135        0.50       0.50
           Third        13,362       4,103        0.48       0.48
           Fourth       14,650       4,623        0.51       0.51


11.  Subsequent Event

On January 13, 1998, the Company entered into an Agreement and Plan of Merger with Kimco Realty Corporation, a Maryland corporation ("Kimco"), and REIT Sub, Inc., a Maryland corporation and wholly owned subsidiary of Kimco ("REIT Sub"), pursuant to which the Company will merge (the "Merger") with and into REIT Sub. Pursuant to the Merger, each share of Common Stock of the Company will be converted (on a tax-free basis) into the right to receive a combination of common stock, par value $.01 per share, of Kimco and depositary shares ("Kimco Class D Depositary Shares"), each representing a one-tenth fractional interest in a new issue of Kimco 7.5% Class D Cumulative Convertible Preferred Stock, having an assumed value of not less than $45.00, based upon the Kimco Average Price, as defined, and the liquidation preference of the Kimco Class D Depositary Shares.





                              The Price REIT, Inc.
          Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1997
                                  (In Thousands)


                                                           Costs Capitalized
                            Initial Cost to the REIT   Subsequent to Acquisition
                            ------------------------   -------------------------
                   Encum-                Buildings &     Buildings &    Carrying
Description        brances    Land       Improvments     Improvments      Cost
-----------------  -------  ------------------------   -------------------------
Retail Rental Properties

Alhambra, CA       $   -    $  9,949        $ 11,251         $   284     $    10
Carmichael, CA         -       6,447          13,353           2,601          50
Chula Vista, CA        -      11,523          15,377           1,166          42
North Haven, CT        -       7,713          19,887             373           8
Phoenix, AZ            -       5,581          13,169             407           7
Corona, CA             -       6,950          41,234           2,754         122
Cerritos, CA           -       5,854           8,672         (14,526)          -
Santa Ana, CA          -       8,035           6,315           3,552          55
Copiague, NY           -      10,321          14,781          (7,137)         59
Fairfax, VA            -      12,575          26,092             151           5
Whitemarsh, MD         -       2,582           8,700           1,575          72
Glendale, AZ           -      13,012          14,385             796          23
N. Phoenix, AZ         -       3,069           5,196           5,059         328
Houston, TX            -       9,036          16,639           1,654         198
La Mirada, CA          -      11,672          14,152             901          20
Oxnard, CA             -       3,306           7,026              20           -
Mesquite, TX           -       4,088           8,562              89           -
Commack, NY            -         -               -            19,950       1,086
Oklahoma City, OK   11,495     4,340          12,360             236           4
Wichita, KS            -       2,560           7,240              87           -
Garland, TX            -       1,869           2,881              27           -
Richardson, TX         -       3,029           5,477              37           -
Dallas, TX             -       2,051           6,699              34           -
Greensboro, NC         -       1,639           3,336              43           -
Austin, TX             -       7,782          15,412             941           -
Woodbridge, VA         -      15,033          31,467           1,043           6
Farmington, CT      14,610     6,420          13,580             302           -
Orlando, FL            -      10,692          23,008             106           -
Minnetonka, MN         -       3,798           8,102             107           -
Bellingham, WA         -       6,441          11,559           2,324           -
Piscataway, NJ      11,360     4,827          10,273             160           -
Woodridge, IL          -       5,235          11,065             251           -

                   -------  ------------------------   -------------------------
Total              $37,465  $207,429        $407,250        $ 25,367    $  2,095
                   =======  ========================   =========================




             Gross Amount at which Carried at
                     December 31, 1997
                --------------------------
                         Bldgs &           Accum.      Date of       Date   Depr
Description       Land   Improv.   Total   Deprec.   Construction  Acquired Life
--------------- -------------------------- -------  -------------- -------- ----
Retail Rental Properties

Alhambra, CA    $  9,949 $ 11,545 $ 21,494 $ 3,090  1987,1989      12/03/91  (A)
Carmichael, CA     6,447   16,004   22,451   3,735  1971,1988-94   12/03/91  (A)
Chula Vista, CA   11,523   16,585   28,108   4,241  1981,1986-90   12/03/91  (A)
North Haven, CT    7,713   20,268   27,981   5,625  1987-1988      12/03/91  (A)
Phoenix, AZ        5,581   13,583   19,164   3,519  1970,1989      12/03/91  (A)
Corona, CA         6,950   44,110   51,060  10,617  1988-1989      04/29/92  (A)
Cerritos, CA         -        -        -       -    1974,1987      04/29/92  (A)
Santa Ana, CA      8,035    9,922   17,957   1,641  1983,1995      12/17/92  (A)
Copiague, NY       7,652   10,372   18,024   1,998  1990           08/12/93  (A)
Fairfax, Va       12,575   26,248   38,823   5,661  1993           08/12/93  (A)
Whitemarsh, MD     2,582   10,347   12,929   2,110  1991           08/12/93  (A)
Glendale, AZ      13,012   15,204   28,216   3,028  1988-89        10/01/93  (A)
N. Phoenix, AZ     3,069   10,583   13,652   1,121  1970,1995      12/21/94  (A)
Houston, TX        9,059   18,468   27,527   1,445  1985,1993      11/17/95  (A)
La Mirada, CA     11,683   15,062   26,745   1,278  1955,1990-93   12/27/95  (A)
Oxnard, CA         3,313    7,039   10,352     570  1982,1990      12/29/95  (A)
Mesquite, TX       4,115    8,624   12,739     519  1992           07/03/96  (A)
Commack, NY          -     21,036   21,036     216  1997           10/02/96  (A)
Oklahoma City,OK   4,368   12,572   16,940     590  1994           11/19/96  (A)
Wichita, KS        2,560    7,327    9,887     298  1995           01/16/97  (A)
Garland, TX        1,869    2,908    4,777      98  1991           03/19/97  (A)
Richardson, TX     3,029    5,514    8,543     176  1994           03/20/97  (A)
Dallas, TX         2,051    6,733    8,784     213  1995           03/28/97  (A)
Greensboro, NC     1,639    3,379    5,018     108  1996           03/31/97  (A)
Austin, TX         7,782   16,353   24,135     510  1997           04/01/97  (A)
Woodbridge, VA    15,033   32,516   47,549     863  1996           05/14/97  (A)
Farmington, CT     6,420   13,882   20,302     197  1995           08/28/97  (A)
Orlando, FL       10,692   23,114   33,806     328  1990           08/29/97  (A)
Minnetonka, MN     3,798    8,209   12,007      73  1992           10/08/97  (A)
Bellingham, WA     6,441   13,883   20,324     123  1991           10/17/97  (A)
Piscataway, NJ     4,827   10,433   15,260      75  1989           10/31/97  (A)
Woodridge, IL      5,235   11,316   16,551      -   1985           12/29/97  (A)

                -------- -------- -------- -------
Total           $199,002 $443,139 $642,141 $54,066
                ======== ======== ======== =======

Reconciliation                       1997              1996              1995
                                     ----              ----              ----
 Balance at beginning
  of period                        $422,093         $ 381,648          $307,416

 Additions during period:
   Acquisitions            221,455           30,600            61,831
   Improvements, etc.       26,244            9,845            12,401
                           -------           ------            ------
                                    247,699            40,445            74,232
 Deductions during period:
   Costs of real estate
    sold                   (27,651)             -                 -
   Other                       -                -                 -
                           -------           ------            ------
                                    (27,651)              -                 -
                                    --------          --------         --------
 Balance at close of  period:       $642,141          $422,093         $381,648
                                    ========          ========         ========


Accmulated Depreciation
 Beginning Balance                    41,611            30,063           20,602
 Current Year Depreciation            15,341            11,548            9,461
 Current Year Disposition             (2,886)               -                -
                                     --------           ------           ------
                                      54,066            41,611           30,063
                                     ========           ======           ======


(A) Buildings 25 years, land improvements 15 years.



                              The Price REIT, Inc.
          Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1996
                                  (In Thousands)


                                                           Costs Capitalized
                            Initial Cost to the REIT   Subsequent to Acquisition
                            ------------------------   -------------------------
                   Encum-                Buildings &     Buildings &    Carrying
Description        brances    Land       Improvments     Improvments      Cost
-----------------  -------  ------------------------   -------------------------
Retail Rental Properties

Alhambra, CA       $   -    $  9,949        $ 11,251         $   284     $    10
Carmichael, CA         -       6,447          13,353           2,592          50
Chula Vista, CA        -      11,523          15,377             476          10
North Haven, CT        -       7,713          19,887             262           4
Phoenix, AZ            -       5,581          13,169             407           7
Corona, CA             -       6,950          41,234           2,603         119
Cerritos, CA           -       5,854           8,672             149          15
Santa Ana, CA          -       8,035           6,315           3,497          55
Copiague, NY           -      10,321          14,781           2,707          59
Fairfax, VA            -      12,575          26,092             151           5
Whitemarsh, MD         -       2,582           8,700           1,497          70
Glendale, AZ           -      13,012          14,385             788          23
N. Phoenix, AZ         -       3,069           5,196           3,575         256
Houston, TX            -       9,036          16,639           1,480          99
La Mirada, CA          -      11,672          14,152              70           4
Oxnard, CA             -       3,306           7,026              20           -
Mesquite, TX           -       4,088           8,562              84           -
Commack, NY            -         -               -             7,075         285
Oklahoma City, OK   11,794     4,340          12,360             101           -
                   -------  ------------------------   -------------------------
Total              $11,794  $136,053        $257,151        $ 27,818    $  1,071
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