Form 10-Q
period 1998-03-31
PRICE REIT INC
filed 1998-05-15
CIK 878031

19

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value - 11,731,479 as of May 14, 1998.


                    The Price REIT, Inc.
                          Form 10-Q



                            Index


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
     March 31, 1998 and December 31, 1997                   3

     Condensed Consolidated Statements of Income -
     Three months ended March 31, 1998 and 1997             4

     Condensed Consolidated Statements of Cash Flows -
     Three months ended March 31, 1998 and
     March 31, 1997                                         5

     Notes to Condensed Consolidated Financial
     Statements - March 31, 1998                            7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     15


PART II - OTHER INFORMATION

Item 6 :  Exhibits and Reports on Form 8-K                 24

     Signatures                                            25

     Independent Accountants' Review Report                26









PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                The Price REIT, Inc.

                        Condensed Consolidated Balance Sheets

                                                    (Unaudited)
                                                     March 31,   December 31,
                                                       1998         1997
                                                     ---------    ---------
ASSETS                                                   (In Thousands)

  Rental property, net                               $617,657     $588,075
  Investment in joint ventures                         23,812       22,555
  Cash and cash equivalents                             4,112        3,474
  Deferred rent receivable                             11,090       10,298
  Other assets                                         12,509       11,800
  Secured note receivable                               1,290        1,301
                                                     ---------    ---------
  Total assets                                       $670,470     $637,503
                                                     =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable and accrued liabilities           $ 13,272     $  9,212
  Senior Notes payable                                204,148      204,093
  Unsecured line of credit                             88,000       58,000
  Secured notes payable                                37,381       37,535
                                                     ---------    ---------
  Total liabilities                                   342,801      308,840

  Minority interest                                     2,500        2,417

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, no shares issued or outstanding               -            -
Common stock, $.01 par value, 25,000,000 shares
  authorized: 11,731,479 and 11,700,793 shares
  issued and outstanding                                  117          117
Additional paid-in capital                            356,026      354,941
Accumulated deficit                                   (30,974)     (28,812)
                                                     ---------    ---------
Total stockholders' equity                            325,169      326,246
                                                     ---------    ---------
Total liabilities and stockholders' equity           $670,470     $637,503
                                                     =========    =========


See notes to condensed consolidated financial statements.






                               The Price REIT, Inc.
                  Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                         1998       1997
                                                        --------   --------
                                                       (In Thousands, except
                                                     per share and share data)
REVENUE
  Rental income                                         $ 22,649   $ 14,108
  Management fees                                             68         70
  Equity in earnings of joint ventures                       424        449
  Interest and other income                                  164        681
                                                        --------   --------
  Total revenue                                           23,305     15,308
                                                        --------   --------

EXPENSES

  Rental operations                                        2,400      1,304
  Real estate taxes                                        2,355      1,440
  General and administrative                               1,314        954
  Depreciation                                             4,961      3,139
  Interest                                                 5,646      3,025
                                                        --------   --------
  Total expenses                                          16,676      9,862
                                                        --------   --------

NET INCOME                                                 6,629      5,446
                                                        ========   ========

PER SHARE DATA

Net income per share (basic)                            $   0.57   $   0.53
                                                         --------   --------
Net income per share (diluted)                          $   0.56   $   0.52
                                                         --------   --------

Dividends paid per share of
  Common Stock                                          $  0.750   $  0.725
                                                         --------   --------

Weighted average number of
  shares outstanding (basic)                              11,706     10,297
                                                         --------   --------

Weighted average number of
  shares outstanding (diluted)                            11,936     10,409
                                                         --------   --------



See notes to condensed consolidated financial statements.







                                The Price REIT, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                          1998       1997
                                                        ---------  ---------
                                                           (In Thousands)
OPERATING ACTIVITIES
Net income                                              $  6,629   $  5,446
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                             4,961      3,139
  Amortization of deferred loan fees                         158        147
  Amortization of debt discount                               55         45
  Equity in earnings of joint ventures                      (424)      (449)
  Deferred rent                                             (792)      (498)
  Changes in operating assets and liabilities:
  Rent receivable and other assets                          (956)    (1,140)
  Accounts payable and accrued liabilities                 4,060      3,120
                                                        ---------  ---------
Net cash provided by operating activities                 13,691      9,810

INVESTING ACTIVITIES
Purchases of rental property                             (31,751)   (36,575)
Additions to rental property                              (2,691)    (5,853)
Secured note receivable                                       11     (1,389)
Investments in joint ventures                             (1,145)      (220)
Distributions from joint ventures                            300        632
                                                        ---------  ---------
Net cash used in investing activities                    (35,276)   (43,405)

FINANCING ACTIVITIES
Proceeds from unsecured line of credit                    30,000        -
Repayment of unsecured line of credit                        -      (19,000)
Repayment of secured notes payable                          (154)       (72)
Minority interest contribution                                91        757
Distributions to minority partner in
 consolidated joint ventures                                  (8)       -
Gross proceeds from issuance of common stock                 702     60,289
Common stock issuance costs                                  -       (3,200)
Dividends paid, net of dividends reinvested               (8,408)    (7,483)
                                                        ---------  ---------
Net cash provided by financing activities                 22,223     31,291
                                                        ---------  ---------

Increase(Decrease) in cash and cash equivalents              638     (2,304)
Cash and cash equivalents at beginning of period           3,474     11,369
                                                        ---------  ---------
Cash and cash equivalents at end of period              $  4,112   $  9,065
                                                        =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                $    994   $    408
                                                        =========  =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock issued in accordance with
the dividend reinvestment plan                          $    383   $    264
                                                        =========  =========



See notes to condensed consolidated financial statements.





                    The Price REIT, Inc.

    Notes to Condensed Consolidated Financial Statements
                       March 31, 1998
                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Price REIT, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management does not anticipate that the adoption of this statement will have a significant effect on the Company.


NOTE 2 - AGREEMENT AND PLAN OF MERGER

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


NOTE 3 - PROPERTY ACQUISITIONS

PURCHASE OF SHOPPING CENTERS

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

On March 4, 1998, the Company acquired Market Place At Rivergate, a 109,000 square foot shopping center located in Nashville, Tennessee. The purchase price was $8.1 million. The Company financed this acquisition with borrowings of $4 million under its Line of Credit and the remainder from operating cash.

On March 11, 1998, the Company acquired Vista Ridge Plaza, a 122,000 square foot shopping center and The Shops At Vista Ridge, a 75,000 square foot shopping center located in Lewisville, Texas. The purchase price for Vista Ridge Plaza was $12.55 million and the purchase price for The Shops at Vista Ridge was $10.95 million. The Company financed these acquisitions with borrowings of $20 million under its Line of Credit and the remainder from operating cash.

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

As of March 31, 1998, the Joint Venture owned several shopping center properties located in Glendale and Tempe, Arizona which contain an aggregate of 495,000 square feet of building area and a 40 acre vacant land parcel in Goodyear, Arizona for future development. The operations of the Joint Venture are accounted for under the equity method of accounting.

SMITHTOWN VENTURE

In October 1996, the Company acquired an 80% partnership interest in Smithtown Venture from its affiliate, K&F Development Company. In March 1997, the Company acquired an additional 10% interest from the minority partner. Smithtown Venture has substantially completed construction of a 270,000 square foot shopping center in Long Island, New York. The shopping center commenced partial operations in mid 1997 and was substantially completed and fully operational as of March 1998. As of March 31, 1998, Smithtown Venture has incurred $21,065,000 of development costs. The Company's share of construction and development costs have been funded by borrowings under the Company's Line of Credit and operating funds to the extent such funds are available.

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

The development is located on 47 acres of land at the intersection of Interstate 10 and Fry Road in the western part of Houston. The Company is the managing partner with a 50% joint venture interest, and the remaining 50% is owned by the Outside Partners.

The power center is anchored by Home Depot, which on July 31, 1997 purchased approximately ten acres from the joint venture for the construction of a 112,000 square foot store and an approximately 20,000 square foot garden center. The Home Depot construction was completed and the store opened in January 1998. The joint venture intends to develop the balance of the 470,000 square foot center, with multiple national value retailers and an entertainment component. It is anticipated that the balance of the center will be completed in phases over the next two years. There can be no assurance, however, that the balance of the center will be completed on schedule. The operations of the joint venture are accounted for under the equity method of accounting.

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


NOTE 4 - PROPERTY DISPOSITIONS

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

On October 22, 1997, the Company completed the sale of approximately nine acres of land in its Copiague, New York shopping center for $10.25 million. The land was sold to Dayton Hudson Corp. which has constructed a 133,000 square foot Target store within the center. The Company used the sale proceeds to repay borrowings under its Line of Credit.


NOTE 5 - NOTES PAYABLE

SENIOR NOTES PAYABLE

In November 1995, the Company issued unsecured 7.25% Senior Notes in the aggregate principal amount of $100 million which are due November 2000. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on May 1 and November 1. The notes were priced at an aggregate amount of $99,050,000 and have an effective interest rate of 7.48%.

In November 1996, the Company issued unsecured 7.50% Senior Notes in the aggregate principal amount of $55 million which are due November 2006. Interest on the 7.50% Senior Notes is payable semi-annually in arrears on May 5 and November 5. The notes were priced at an aggregate amount of $54,870,000 and have an effective interest rate of 7.53%.

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

UNSECURED LINE OF CREDIT

On July 1, 1997, the Company amended its $75 million Line of Credit (i) to modify certain covenants, including the secured and unsecured debt incurrence restrictions, (ii) to provide the Company with an option, subject to consent of its lenders and certain other conditions, to increase the availability under the Line of Credit to $100 million and (iii) to extend the maturity to June 30, 2000 with a Company option, subject to consent of its lenders and certain other conditions, to extend it one additional year to June 30, 2001.

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

On December 23, 1997, the Company modified its Line of Credit to reduce the LIBOR interest rate margin from 1.25% to 1.15%.

The effective rate of interest at March 31, 1998 from the borrowings under the Line of Credit was 6.8375%. Interest on the outstanding balance of the Line of Credit is payable periodically, but at least quarterly.

The Company typically funds short-term financing for its acquisition and development activities through its Line of Credit. On March 4, 1998, the Company borrowed $4 million to purchase the Nashville, Tennessee property. On March 11, 1998, the Company borrowed $20 million to purchase the Lewisville, Texas properties. On March 30, 1998, the Company borrowed an additional $6 million to replenish operating funds. At March 31, 1998, the outstanding balance under the Line of Credit was $88 million.


NOTE 6 - COMMON STOCK

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


NOTE 7 - NET INCOME PER SHARE

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

                                   Three Months Ended March 31,
                                     1998                1997
                                   ---------------------------
                                         (In Thousands)
Weighted average shares
 outstanding - basic                11,706             10,297
Effect of dilutive securties:
 Employee stock options                230                112
                                   ---------------------------
Weighted average shares
 outstanding - dilutive             11,936             10,409
                                   ===========================


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

RESULTS OF OPERATIONS

The results of operations of the Company for the three months ended March 31, 1998, as compared to the same period for 1997, are significantly different due to the acquisitions and dispositions of properties discussed below.

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

On March 4, 1998, the Company acquired Market Place At Rivergate, a 109,000 square foot shopping center located in Nashville, Tennessee. The purchase price was $8.1 million. The Company financed this acquisition with borrowings of $4 million under its Line of Credit and the remainder from operating cash.

On March 11, 1998, the Company acquired Vista Ridge Plaza, a 122,000 square foot shopping center and The Shops At Vista Ridge, a 75,000 square foot shopping center located in Lewisville, Texas. The purchase price for Vista Ridge Plaza was $12.55 million and purchase price for The Shops at Vista Ridge was $10.95 million. The Company financed these acquisitions with borrowings of $20 million under its Line of Credit and the remainder from operating cash.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

Rental income increased from $14,108,000 for the quarter ended March 31, 1997 to $22,649,000 for the same period in 1998. Approximately $8,905,000 of this increase was attributable to new rental revenue from properties acquired and developed in the last three quarters of 1997 and during 1998. Another $516,000 of the increase was attributable to rent increase from existing properties. These increases were offset by a reduction of $921,000 in rental revenue resulting from the sale of the Cerritos shopping center and the reduction of rents from certain tenant buildings on the Copiague, New York property which were demolished to facilitate the land sale to Dayton Hudson.

Equity in earnings of joint ventures reflects the Company's share of earnings from the Centrepoint Associates and Hayden Plaza joint ventures in which it holds a 50% general partnership interest. The equity in earnings of joint ventures decreased from $449,000 for the quarter ended March 31, 1997 to $424,000 for the same period in 1998. The decrease was attributable to a higher vacancy rate in Hayden Plaza joint venture in 1998 as compared to the same period in 1997 due to ongoing redevelopment activity.

Other income decreased from $681,000 for the quarter ended March 31, 1997 to $164,000 for the same period in 1998. Most of the decrease was attributable to a decrease of investment income from short term investment of the proceeds from the sale of the proceeds of the 1997 Stock Offering until such proceeds were utilized to fund the Company's subsequent acquisition activities.

Rental operating expenses consisting of common area maintenance and real estate taxes increased from $2,744,000 for the quarter ended March 31, 1997 to $4,755,000 for the same period in 1998. Approximately $2,405,000 of this increase was attributable to properties acquired and developed in the last three quarters of 1997 and during 1998. This increase was offset by a reduction of operating expenses resulting from the sale of the Cerritos and Copiague shopping centers. The remainder of the increase was attributable to higher property tax assessments due to new construction and increased operating expenses of existing properties.

Depreciation expense increased from $3,139,000 for the quarter ended March 31, 1998 to $4,961,000 for the same period in 1997. Approximately $1,847,000 of this increase was attributable to the properties acquired and developed in the last three quarters of 1997 and during 1998. This increase was offset by a reduction of expense attributable to the sale of the Cerritos shopping center. The remainder of the increase was attributable to additional depreciation on new construction on existing properties.

Interest expense increased from $3,025,000 for the quarter ended March 31, 1997 to $5,646,000 for the same period in 1998. This increase was mainly attributable to the Company's average outstanding indebtedness during the quarter ended March 31, 1998 which was approximately $139 million greater than the average amount of outstanding indebtedness during the same period in 1997. During 1997, the Company increased its outstanding indebtedness by assuming loans totaling $26.1 million in conjunction with the Farmington and the Piscataway shopping center acquisitions. The Company also increased its outstanding indebtedness to fund new acquisitions and certain ongoing construction and development projects. Additionally, the Company capitalized interest of $173,000 arising from construction activities mostly attributable to the Smithtown Venture and Price/Fry joint ventures as compared to $374,000 for the same period in 1997.

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

The Company believes that its cash flow from operations after interest for 1998 will be sufficient to pay regular quarterly dividends to the shareholders of the Company based on the total number of outstanding shares of its Common Stock. The Company declared dividends in the aggregate amount of $8,791,000 during the three months ended March 31, 1998, of which $383,000 was reinvested into Common Stock by stockholders pursuant to the Company's dividend reinvestment plan.

The Company typically funds short-term financing for its acquisition and development activities through the Line of Credit. On March 4, 1998, the Company borrowed $4 million to purchase the Nashville, Tennessee property. On March 11, the Company borrowed $20 million to purchase the Lewisville, Texas properties. On March 30, 1998, the Company borrowed an additional $6 million to replenish operating funds. At March 31, 1998, the outstanding balance under the Line of Credit was $88 million.

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

On July 1, 1997, the Company amended its $75 million Line of Credit (i) to modify certain covenants, including the secured and unsecured debt incurrence restrictions, (ii) to provide the Company with an option, subject to consent of its lenders and certain other conditions, to increase the availability under the Line of Credit to $100 million and (iii) to extend the maturity to June 30, 2000 with a Company option, subject to consent of its lenders and certain other conditions, to extend it one additional year to June 30, 2001.

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

The following table sets forth the Company's calculation of FFO for the three months ended March 31, 1998 based on the NAREIT definition. The table also sets forth the calculation of FFO for the same period in 1997.


                                                     (Unaudited)
                                                  Three months ended
                                                       March 31,
                                                    1998      1997
                                                  -------   -------
                                                    (In Thousands)
Net income                                        $ 6,629   $ 5,446
Depreciation                                        4,961     3,139
Joint ventures FFO adjustment                         186       171
                                                  -------   -------
Funds from Operations                             $11,776     8,756
                                                  =======   =======
Weighted average number of shares outstanding
   Basic                                           11,706    10,297
                                                  =======   =======
   Diluted                                         11,936    10,409
                                                  =======   =======

Prior to the Company's January 1996 adoption of the new NAREIT definition of FFO, the Company calculated FFO by adjusting for straight line rent. If such an adjustment had been made to the calculation of FFO in the above table, FFO would have been reduced by $812,000 and $525,000 including the deferred rent adjustments to the joint ventures for the three month periods ended March 31, 1998 and 1997, respectively.


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   Exhibits
   --------

   10.1 Real Estate Sale Agreement dated as of December 4, 1997 by and between First Capital Institutional Real Estate, Ltd.-2, a Florida limipted partnership, and The Price REIT, Inc. (Nashville property) (Incorporated herein by reference to Exhibit 10.52 to the Company's annual report on Form 10-K for the year ended December 31,
         1997)

   10.2 Purchase and Sale Agreement and Escrow Instructions dated as of December 17, 1997 by and between Vista Ridge Plaza, Ltd., a Texas limited partnership, Vista Ridge Plaza II, Ltd., a Texas limited partnership and Vista Ridge Shops, In., a Texas corporation, as Sellers, and The Price/Baybrook, Ltd., a Texas limited partnership, as Buyer, and Weststar Titel Company, as Escrow Holder (Lewisville property) (Incorporated herein by reference to Exhibit 10.53 to the Company's annual report on Form 10-K for the year ended December 31, 1997)

   12.1  Statement Re: Computation of Ratio of Earnings to
         Fixed Charges

   15.1  Letter Re: Unaudited Interim Financial Information

   27.1  Article 5 Financial Data Schedule


   Reports on Form 8-K
   -------------------

Current Reports on Form 8-K were filed on January 21, 1998 and March 11, 1998, reporting under Item 5 the Company's agreement and plan of merger (the "Merger Agreement") with Kimco Realty Corporation and the First Amendment to the Merger Agreement, respectively. The following exhibits were filed with the January 21 Form 8-K: (a) Agreement and Plan of Merger, dated as of January 13, 1998, among Kimco Realty Corporation, a Maryland corporation ("Kimco"), REIT Sub, Inc., a Maryland corporation and wholly-owned subsidiary of Kimco ("REIT Sub"), and The Price REIT, Inc., a Maryland corporation ("Price REIT"), pursuant to which Price REIT will merge with and into REIT Sub and (b) the joint press release, dated January 14, 1998, of Kimco and Price REIT announcing the signing of the Merger Agreement. The following exhibit was filed with the March 11 8-K: First Amendment to Agreement and Plan of Merger, dated as of March 5, 1998, among Kimco, REIT Sub and Price REIT.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Price REIT, Inc.

    Date:  May 15, 1998            /s/ Joseph K. Kornwasser
                                   ________________________
                                   Joseph K. Kornwasser
                                   Chief Executive Officer,
                                   President and Director


    Date:  May 15, 1998            /s/ George M. Jezek
                                   ________________________
                                   George M. Jezek
                                   Chief Financial Officer,
                                   Treasurer, Secretary and
                                   Director (Principal Financial
                                   and Chief Accounting Officer)



            INDEPENDENT ACCOUNTANTS' REVIEW REPORT
            --------------------------------------

The Board of Directors
The Price REIT, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Price REIT, Inc. as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Price REIT, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 16, 1998 (except for Note 11, as to which the date is March 5, 1998), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /s/ Ernst & Young LLP


San Diego, California
April 21, 1998




          EXHIBIT 12.1 - STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS
                                TO FIXED CHARGES


                             For three
                           months ending          Year ended December 31,
                           March 31, 1998         1997              1996
                           --------------------------------------------------
Net Income                    $ 6,629            $26,254           $16,919
Interest                        5,661             16,667            11,826
Less interest capitalized
 during the period               (173)            (1,637)             (469)
Amortization of deferred
 loan fees and discount           158                637               714
                           --------------------------------------------------
      Earnings                $12,275            $41,921           $28,990
                           ==================================================

Interest                      $ 5,661            $16,667           $11,826
Amortization of deferred
 loan fees and discount           158                637               714
                           --------------------------------------------------
      Fixed Charges           $ 5,819            $17,304           $12,540
                           ==================================================
Ratio of Earnings to
 Fixed Charges                   2.11               2.42              2.31
                           ==================================================


                                         Year ended December 31,
                               1995               1994              1993
                           ---------------------------------------------------
Net Income                    $16,386            $16,904           $ 9,128
Interest                        7,070              4,319             4,287
Less interest capitalized
 during the period               (415)              (234)              (30)
Amortization of deferred
 loan fees and discount           284                152                99
                           --------------------------------------------------
      Earnings                $23,325            $21,141           $13,484
                           ==================================================

Interest                      $ 7,070            $ 4,319           $ 4,287
Amortization of deferred
 loan fees and discount           284                152                99
                           --------------------------------------------------
      Fixed Charges           $ 7,354            $ 4,471           $ 4,386
                           ==================================================
Ratio of Earnings to
 Fixed Charges                   3.17               4.73              3.07
                           ==================================================



      Exhibit 15.1 Letter Regarding Unaudited Interim Financial Information



May 15, 1998
The Board of Directors
The Price REIT, Inc.

We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-75547; Form S-8 No. 33-87812; and Form S-3 No. 333-35185 and
related Prospectus) of The Price REIT, Inc. for the registration of 500,000 shares of its common stock; 600,000 shares of its common stock; and an aggregate maximum total of $400,000,000 of debt securities, preferred stock, common stock, and warrants for the purchase of its preferred stock or common stock, respectively, of our report dated April 21, 1998 relating to the unaudited condensed consolidated interim financial statements of The Price REIT, Inc. that is included in its Form 10-Q for the quarter ended March 31, 1998.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                              /s/ Ernst & Young LLP

San Diego, California